Form 10-Q
period 2011-06-30
ICON ECI FUND FIFTEEN, L.P.
filed 2011-08-12
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2011

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	333-169794

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

(212) 418-4700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[x] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,’’ ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ]   Non-accelerated filer [x]  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [x] No

Number of outstanding limited partnership interests of the registrant on August 8, 2011 is 2,028.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Balance Sheets

Assets

	June 30,
	2011	December 31,
	(unaudited)	2010

Cash	$1,001	$1,001

Total Assets	$1,001	$1,001

Partners' Equity

Partners’ Equity:
Limited Partner	$1,000	1,000
General Partner	1	1

Total Partners’ Equity	$1,001	$1,001

See Accompanying Notes to Balance Sheets.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Balance Sheets
June 30, 2011
(unaudited)

(1)	Organization

ICON ECI Fund Fifteen, L.P. (the “Partnership”) was formed on September 23, 2010 as a Delaware limited partnership. The initial capitalization of the Partnership was $1,001. The Partnership will continue until December 31, 2025, unless terminated sooner. The Partnership is offering limited partnership interests (“Interests”) on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 have been reserved for the Partnership’s distribution reinvestment plan. As of June 30, 2011, the Partnership had no operations.  As of July 28, 2011 (the “Initial Close Date”), the Partnership raised a minimum of $1,200,000 from the sale of its Interests, upon the occurrence of which, the limited partners were admitted and the Partnership commenced operations.

With the proceeds from Interests sold, the Partnership intends to (i) primarily originate or acquire a diverse pool of investments in domestic and global companies, which investments will primarily be structured as debt and debt-like financings (such as loans and leases) that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”) utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that ICON GP 15, LLC, a Delaware limited liability company and the general partner of the Partnership (the “General Partner”), believes will provide the Partnership with a satisfactory, risk-adjusted rate of return, (ii) pay fees and expenses, and (iii) establish a cash reserve. The General Partner will make investment decisions on behalf of and manage the business of the Partnership.

Following the date on which the Partnership commences operations, the Partnership pays to third parties any sales commissions incurred, as outlined in the Partnership’s limited partnership agreement (the “Partnership Agreement”). The Partnership also makes payments to the General Partner and its affiliates for various fees upon commencement of operations, as outlined in the Partnership Agreement.

The Partnership’s fiscal year ends on December 31.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheets of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the General Partner, all adjustments considered necessary for a fair presentation have been included.

Cash and Cash Equivalents

The Partnership’s cash is held at one financial institution and at times may exceed insured limits. The Partnership periodically evaluates the creditworthiness of this institution and has not experienced any losses on such deposits. The Partnership did not have any cash equivalents at June 30, 2011 or December 31, 2010.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Balance Sheets
June 30, 2011
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Deferred Charges

Pursuant to the terms of the Partnership Agreement, the costs of organizing the Partnership and offering the Interests are capitalized by the Partnership and amortized over the anticipated offering period, which period will not exceed two years from the effective date of the offering. Following the commencement of operations, the unamortized balance of these costs will be reflected in the balance sheet as deferred charges, net.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates.

(3)	Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $5,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien, as defined in the Loan Agreement. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest.

The Facility expires on March 31, 2013 and the Partnership may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that neither interest rate is permitted to be less than 4.0% per year. In addition, the Partnership is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.

There are no borrowings outstanding under the Facility at June 30, 2011.  Pursuant to the Loan Agreement, the Partnership is required to comply with certain covenants.  At June 30, 2011, the Partnership was in compliance with all such covenants.

(4)	Capital Contribution

The General Partner has made an initial capital contribution of $1 to the Partnership. In addition, ICON Capital Corp., a Delaware corporation and the investment manager of the Partnership (the “Investment Manager”), made an initial capital contribution of $1,000 to the Partnership and was admitted as a limited partner on September 30, 2010.  The Investment Manager’s capital contribution was returned to the Investment Manager following the commencement of operations by the Partnership.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Balance Sheets
June 30, 2011
(unaudited)

(5)	Transactions with Related Parties

The Partnership has entered into certain agreements with the General Partner, the Investment Manager and ICON Securities Corp. d/b/a ICON Investments (“ICON Investments”), an affiliate of the General Partner that is underwriting the offering of the Partnership’s Interests, whereby the Partnership pays certain fees and reimbursements to these parties. ICON Investments is entitled to receive a 3% underwriting fee from the gross proceeds from sales of the Partnership’s Interests.

In accordance with the terms of the Partnership Agreement, the Partnership will pay the General Partner 1% of the Partnership’s profits, losses, cash distributions and liquidation proceeds. In addition, the General Partner and its affiliates will be reimbursed for organizational and offering expenses incurred in connection with the Partnership’s organization and offering of Interests and administrative expenses incurred in connection with the Partnership’s operations.

Administrative expense reimbursements are costs incurred by the General Partner or its affiliates that are necessary to the Partnership’s operations. These costs include the General Partner’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

(6)	Subsequent Events

Upon the commencement of operations on the Initial Close Date, the Partnership returned the initial capital contribution of $1,000 to the Investment Manager. During the period from June 6, 2011 to August 8, 2011, the Partnership sold 2,028 Interests to 116 limited partners, representing $2,019,869 of capital contributions.  During the period from June 6, 2011 to August 8, 2011, the Partnership accrued sales commissions to third parties of $133,915 and underwriting commissions to ICON Investments of $60,242. In addition, organizational and offering expenses of $847,125 were accrued by the Partnership, our General Partner or its affiliates during this period.

On August 11, 2011, the Partnership contributed approximately $1,836,000 of capital, inclusive of acquisition fees, to ICON Juniper II, LLC (“ICON Juniper II”), a joint venture with ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity managed by the Investment Manager (“Fund Fourteen”), after which the Partnership’s and Fund Fourteen’s ownership interests in the joint venture were approximately 29.2% and 70.8%, respectively.  On June 9, 2011, ICON Juniper II had purchased approximately $6,359,000 of information technology equipment and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). The base term of the lease schedule is for a period of 36 months, which commenced on July 1, 2011.  Pursuant to the terms of the joint venture, the Partnership had the right to contribute capital on, or prior to, the six-month anniversary of the date the joint venture acquired the equipment.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position. This discussion should be read together with our unaudited balance sheet and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus, dated June 6, 2011, contained in our Registration Statement on Form S-1, as amended.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON ECI Fund Fifteen, L.P.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a newly organized direct financing fund that will primarily make investments that are collateralized by equipment. Our investments will be in companies that utilize Capital Assets to operate their businesses. We were formed as a Delaware limited partnership and will elect to be treated as a partnership for federal income tax purposes. With the net proceeds of this offering, we will primarily originate or acquire a diverse pool of investments in domestic and global companies, which investments will primarily be structured as debt and debt-like financings (such as loans and leases) that are collateralized by the Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk adjusted rate of return.

We will seek to generate returns in three ways. We will:

•	seek to generate current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases);
•	seek to generate deferred cash flow by realizing the value of certain Capital Assets that we lease at the maturity of the investment; and
•	rely on a combination of both current and deferred cash flow.

In the case of secured loans and other financing transactions, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we lend. In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or is not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on our investment.

In the case of investments in leased Capital Assets that decline in value at a slow rate due to the long economic life of such Capital Assets, we expect that we will generate sufficient net proceeds at the end of the investment from the sale or re-lease of such Capital Assets. In the case of operating leases, we expect most, if not all, of the return of and the return on such investments to be realized upon the sale or re-lease of the Capital Assets. For leveraged leases, we expect the rental income we receive to be less than the purchase price of the Capital Assets because we will structure these transactions to utilize some or all of the lease rental payments to reduce the amount of non-recourse indebtedness used to acquire such assets.

In some cases with respect to the above investments we may acquire equity interests, as well as warrants or other rights to acquire equity interests, in the borrower or lessee that may increase the expected return on our investment.

In addition, we will establish working capital reserves of approximately 0.5% of the gross offering proceeds.

Operations

As of June 30, 2011, we had no operations. Until receipt and acceptance of subscriptions for 1,200 Interests and the admission of subscribers as limited partners on the Initial Closing Date, we did not make investments or incur indebtedness. The level of our future indebtedness cannot be predicted and is not limited by our Partnership Agreement. If we require additional cash or our Investment Manager determines that it is in our best interests to obtain additional funds to increase cash available for investment or for any other proper business need, we may borrow funds on a secured or unsecured basis.

Subsequent Events

Our Initial Closing Date was July 28, 2011. Following such date, we returned the initial capital contribution of $1,000 to the Investment Manager. During the period from June 6, 2011 to August 8, 2011, we sold 2,028 Interests to 116 limited partners, representing $2,019,869 of capital contributions.  During the period from June 6, 2011 to August 8, 2011, we accrued sales commissions to third parties of $133,915 and underwriting commissions to ICON Investments of $60,242. In addition, organizational and offering expenses of $847,125 were accrued by us, our General Partner or its affiliates during this period.

On August 11, 2011, we contributed approximately $1,836,000 of capital, inclusive of acquisition fees, to ICON Juniper II, a joint venture with Fund Fourteen, after which our and Fund Fourteen’s ownership interests in the joint venture were approximately 29.2% and 70.8%, respectively.  On June 9, 2011, ICON Juniper II had purchased approximately $6,359,000 of information technology equipment and simultaneously leased the equipment to Global Crossing. The base term of the lease schedule is for a period of 36 months, which commenced on July 1, 2011.  Pursuant to the terms of the joint venture, we had the right to contribute capital on, or prior to, the six-month anniversary of the date the joint venture acquired the equipment.

Liquidity and Capital Resources

We had limited funds prior to the Initial Closing Date. As of June 30, 2011, we had $1,001 in cash.

 We will maintain cash reserves of approximately 0.5% of the gross offering proceeds. After the Initial Closing Date, we have sold and will continue to sell our Interests. As additional Interests are sold, we will experience a relative increase in liquidity as cash is received and then, a relative decrease in liquidity as cash is expended to make investments.

However, unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities. We are also party to the Loan Agreement with CB&T to provide temporary financing. Our General Partner does not intend to fund any cash flow deficit of ours or, except as may be described in this Quarterly Report on Form 10-Q, provide other financial assistance to us.

Financings and Borrowings

Revolving Line of Credit, Recourse.

We are party to the Loan Agreement with CB&T.  The Loan Agreement provides for a revolving line of credit of up to $5,000,000 pursuant to the Facility, which is secured by all of our assets not subject to a first priority lien, as defined in the Loan Agreement. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The Facility expires on March 31, 2013 and we may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.50% per year, provided that neither interest rate is permitted to be less than 4.00% per year. In addition, we are obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.

There are no borrowings outstanding under the Facility at June 30, 2011.

Pursuant to the Loan Agreement, we are required to comply with certain covenants. At June 30, 2011, we were in compliance with all covenants.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

None.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Prospectus, dated June 6, 2011, contained in our Registration Statement on Form S-1, as amended.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

In designing and evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our General Partner’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Prospectus, dated June 6, 2011, contained in our Registration Statement on Form S-1, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2010, we were capitalized with the issuance to (i) ICON GP 15, LLC of a general partnership interest for a purchase price of $1.00 and (ii) ICON Capital Corp. of one (1) Interest for a purchase price of $1,000. These partnership interests were purchased for investment and for the purpose of organizing us. We issued the partnership interests in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on June 6, 2011 (SEC File No. 333-169794).  Our offering period commenced on June 6, 2011 and will end no later than June 6, 2013.

Our Initial Closing Date was July 28, 2011. Following such date, we returned the initial capital contribution of $1,000 to the Investment Manager. During the period from June 6, 2011 through August 8, 2011, we received additional capital contributions in the amount of $2,019,869 .  For the period from June 6, 2011 through August 8, 2011, we have paid or accrued sales commissions to unrelated third parties of $133,915 and underwriting commissions to ICON Investments of $60,242.  In addition, organizational and offering expenses in the amount of $847,125 were paid or incurred by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $978,587.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1
Certificate of Limited Partnership of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on October 6, 2010 (File No. 333-169794)).

4.1	Limited Partnership Agreement of Registrant (Incorporated by reference to Exhibit A to Registrant’s Prospectus filed with the SEC on June 6, 2011 (File No. 333-169794)).

10.1
Investment Management Agreement, by and between ICON ECI Fund Fifteen, L.P. and ICON Capital Corp. (Incorporated by reference to Exhibit 10.2 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 3, 2011 (File No. 333-169794)).

10.2	Commercial Loan Agreement, by and between California Bank & Trust and ICON ECI Fund Fifteen, L.P., dated as of May 10, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON ECI Fund Fifteen, L.P.
(Registrant)

By: ICON GP 15, LLC
      (General Partner of the Registrant)

August 12, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Senior Vice President - Finance (Principal Accounting and Financial Officer)

11