Form 10-Q
period 2011-09-30
ICON ECI FUND FIFTEEN, L.P.
filed 2011-11-14
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2011

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	333-169794

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor, New York, New York	10011
(Address of principal executive offices)	(Zip code)

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
[x] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[x] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,’’ ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ]   Non-accelerated filer [x]  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [x] No

Number of outstanding limited partnership interests of the registrant on November 11, 2011 is 18,795.

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Balance Sheets

Assets

	September 30,
	2011	December 31,
	(unaudited)	2010
Cash	$7,266,102	$1,001
Investment in joint venture	1,836,866	-
Deferred charges, net	988,932	-
Other assets, net	14,870	-

Total Assets	$10,106,770	$1,001

Liabilities and Partners’ Equity

Liabilities:
Due to General Partner and affiliates	$919,829	$-
Accrued expenses	74,481	-

Total Liabilities	994,310	-

Commitments and contingencies (Note 7)

Partners’ Equity:
Limited Partners	9,117,389	1,000
General Partner	(4,929)	1

Total Partners’ Equity	9,112,460	1,001

Total Liabilities and Partners’ Equity	$10,106,770	$1,001

See accompanying notes to financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Statement of Operations
(unaudited)

Period from July 28, 2011 (Commencement of Operations) through September 30, 2011
Revenue:
Income from investment in joint venture	$40,712

Total revenue	40,712

Expenses:
Management fees	3,473
Administrative expense reimbursements	273,965
General and administrative	200,267
Interest	13,505

Total expenses	491,210

Net loss	$(450,498)

Net loss allocable to:
Limited Partners	$(445,993)
General Partner	(4,505)

$(450,498)

Weighted average number of limited
partnership interests outstanding	5,333

Net loss per weighted average limited
partnership interest outstanding	$(83.63)

See accompanying notes to financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Statement of Changes in Partners’ Equity

	Limited			Total
	Partnership	Limited		Partners’
	Interests	Partners	General Partner	Equity
Balance, December 31, 2010	1	$1,000	$1	$1,001

Net loss	-	(445,993)	(4,505)	(450,498)
Redemption of limited partnership interest	(1)	(1,000)	-	(1,000)
Proceeds from sale of limited partnership interests	10,776	10,756,718	-	10,756,718
Sales and offering expenses	-	(1,151,279)	-	(1,151,279)
Cash distributions paid or accrued to partners	-	(42,057)	(425)	(42,482)

Balance, September 30, 2011 (unaudited)	10,776	$9,117,389	$(4,929)	$9,112,460

See accompanying notes to financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Statement of Cash Flows
(unaudited)

Period from July 28, 2011 (Commencement of Operations) through September 30, 2011
Cash flows from operating activities:
Net loss	$(450,498)
Adjustments to reconcile net loss to net cash
used in operating activities:
Income from investment in joint venture	(40,712)
Interest expense from amortization of debt financing costs	4,130
Changes in operating assets and liabilities:
Accrued expenses	74,481
Due to General Partner and affiliates	304,287
Distributions from joint venture	39,689

Net cash used in operating activities	(68,623)

Cash flows from investing activities:
Investment in joint venture	(1,835,843)

Net cash used in investing activities	(1,835,843)

Cash flows from financing activities:
Sale of limited partnership interests	10,756,718
Sales and offering expenses paid	(1,044,094)
Deferred charges paid	(500,000)
Cash distributions to partners	(42,057)
Redemption of limited partnership interest	(1,000)

Net cash provided by financing activities	9,169,567

Net increase in cash	7,265,101
Cash, beginning of the period	1,001

Cash, end of the period	$7,266,102

See accompanying notes to financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Statement of Cash Flows
(unaudited)

Period from July 28, 2011 (Commencement of Operations) through September 30, 2011
Supplemental disclosure of non-cash financing activities:
Underwriting fees due to ICON Securities Corp.	$13,382
Organizational and offering expenses and other costs due to ICON Capital Corp.	$601,735
Organizational and offering expenses charged to equity	$93,803
Distributions payable to ICON GP 15, LLC	$425

See accompanying notes to financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
September 30, 2011
(unaudited)

(1)	Organization

ICON ECI Fund Fifteen, L.P. (the “Partnership”) was formed on September 23, 2010 as a Delaware limited partnership. The initial capitalization of the Partnership was $1,001. The Partnership will continue until December 31, 2025, unless terminated sooner. The Partnership is offering limited partnership interests (“Interests”) on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 have been reserved for the Partnership’s distribution reinvestment plan (the “DRIP Plan”). The DRIP Plan allows limited partners to purchase Interests with distributions received from the Partnership and/or certain affiliates of the Partnership.

At any time prior to the time that the offering of Interests is terminated, the Partnership may, at its sole discretion, increase the offering to a maximum of up to $618,000,000 of capital, consisting of 620,000 Interests, provided that the offering period is not extended in connection with such change. The Partnership is currently in its offering period, which commenced on June 6, 2011 and is anticipated to end in June 2013 or earlier.

With the proceeds from Interests sold, the Partnership will (i) primarily originate or acquire a diverse pool of investments in domestic and global companies, which investments will primarily be structured as debt and debt-like financings (such as loans and leases) that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”) utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that ICON GP 15, LLC, a Delaware limited liability company and the general partner of the Partnership (the “General Partner”), believes will provide the Partnership with a satisfactory, risk-adjusted rate of return, (ii) pay fees and expenses, and (iii) establish a cash reserve. The General Partner will make investment decisions on behalf of and manage the business of the Partnership. Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

As of July 28, 2011 (the “Initial Closing Date”), the Partnership raised a minimum of $1,200,000 from the sale of Interests, at which time, the limited partners were admitted and the Partnership commenced operations. Upon the commencement of operations on the Initial Closing Date, the Partnership returned the initial capital contribution of $1,000 to ICON Capital Corp., a Delaware corporation and the investment manager of the Partnership (the “Investment Manager”). During the period from June 6, 2011 to September 30, 2011, the Partnership sold 10,776 Interests to 368 limited partners, representing $10,756,718 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee may not be admitted until the Partnership has raised total equity in the amount of $20,000,000. During the period from June 6, 2011 to September 30, 2011, the Partnership has paid or accrued sales commissions to third parties and various fees to the General Partner and its affiliates, as outlined in the Partnership’s limited partnership agreement (the “Partnership Agreement”). Through September 30, 2011, the Partnership has paid or accrued the following commissions and fees in connection with its offering of Interests: (i) sales commissions to third parties in the amount of $736,325 and (ii) underwriting fees in the amount of $321,151 to ICON Securities Corp. d/b/a ICON Investments, an affiliate of the General Partner and the dealer-manager of the offering of the Interests (“ICON Investments”). In addition, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $1,082,735. During the period ended September 30, 2011, organizational and offering expenses in the amount of $93,803 were recorded as a reduction of partners’ equity.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
September 30, 2011
(unaudited)

(1)	Organization - continued

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until the aggregate amount of cash distributions paid to limited partners equals the sum of the limited partners’ aggregate capital contributions, plus an 8% cumulative annual return on their aggregate unreturned capital contributions, compounded daily. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

The Partnership’s fiscal year ends on December 31.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the General Partner, all adjustments considered necessary for a fair presentation have been included.  The results for the interim period are not necessarily indicative of the results for the full year.

The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the Partnership’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership’s original investments are recorded at cost and any distributions received are recorded as revenue. All of the Partnership’s investments in joint ventures are subject to its impairment review policy.

Cash and Cash Equivalents

The Partnership’s cash is held at one financial institution and at times may exceed insured limits. The Partnership periodically evaluates the creditworthiness of this institution and has not experienced any losses on such deposits. The Partnership did not have any cash equivalents at September 30, 2011 or December 31, 2010.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
September 30, 2011
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Risks and Uncertainties

In the normal course of business, the Partnership is exposed to two significant types of economic risks: credit and market. Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments. Concentrations of credit risk with respect to lessees, borrowers or other counterparties will be dispersed across different industry segments within the United States of America and throughout the world. Although the Partnership does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties will operate.

Market risk reflects the change in the value of debt instruments and credit facilities due to changes in interest rate spreads or other market factors. The Partnership believes that the carrying value of its investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Asset Impairments

The significant assets in the Partnership’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the Partnership’s statement of operations in the period the determination is made.

Deferred Charges

Pursuant to the Partnership Agreement, the costs of organizing the Partnership and offering the Interests are capitalized by the Partnership and amortized as a reduction of equity over the estimated offering period, generally two years from the effective date of the offering. The unamortized balance of these costs is reflected on the balance sheet as deferred charges, net.

Revenue Recognition

The Partnership provides financing to third parties, generally in the form of leases and loans. With respect to leases of Capital Assets, each lease is classified as either a finance lease or an operating lease, which is based upon the terms of the lease. Loans are typically classified as notes receivable.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
September 30, 2011
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

For finance leases and notes receivable, the Partnership records finance income on the Partnership’s statement of operations using the effective interest rate method, which results in a constant rate of return over the lease or loan term, as applicable. For operating leases, rental income is recognized on a straight-line basis over the lease term. Billed operating lease receivables are included in accounts receivable until collected. Deferred revenue is the difference between the timing of the receivables collected and the income recognized on a straight-line basis.

Initial Direct Costs

The Partnership capitalizes initial direct costs associated with the origination and funding of leased assets and other financing transactions. These costs are amortized on a transaction by transaction basis based on the actual transaction terms using a straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the Partnership’s statement of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the Partnership’s statement of operations.

Acquisition Fees

The Partnership pays acquisition fees to the Investment Manager equal to 2.50% of the total purchase price paid by or on behalf of the Partnership for each of the Partnership’s investments, including, but not limited to, the cash paid, indebtedness incurred or assumed, plus all fees and expenses incurred in connection therewith (the “Purchase Price”). These fees are capitalized and included in the cost of the investment.

Income Taxes

The Partnership is taxed as a partnership for federal and State income tax purposes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

Per Interest Data

Net loss attributable to the Partnership per weighted average Interest is based upon the weighted average number of Interests outstanding during the applicable period.

Interest Repurchase

The Partnership may, at its discretion, repurchase Interests from a limited number of its limited partners, as provided for in the Partnership Agreement. The repurchase price for any Interests approved for repurchase is based upon a formula, as provided in the Partnership Agreement. Limited partners are required to hold their Interests for at least one year before repurchases will be permitted.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
September 30, 2011
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(3)	Investment in Joint Venture

On August 11, 2011, the Partnership contributed approximately $1,836,000 of capital, inclusive of acquisition fees, to ICON Juniper II, LLC (“ICON Juniper II”), a joint venture with ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity managed by the Investment Manager (“Fund Fourteen”), after which the Partnership’s and Fund Fourteen’s ownership interests in the joint venture were approximately 29.2% and 70.8%, respectively. On June 9, 2011, ICON Juniper II purchased approximately $6,359,000 of information technology equipment and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). The base term of the lease schedule is for a period of 36 months, commencing on July 1, 2011.  Pursuant to the terms of the joint venture, the Partnership had the right to contribute capital on, or prior to, the six-month anniversary of the date the joint venture acquired the equipment.

On October 20, 2011, the Partnership exchanged its 29.2% ownership interest in the joint venture for its proportionate share of the lease schedules that were previously owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No material gain or loss will be recorded as a result of this transaction.

(4)	Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into a Commercial Loan Agreement (the “Loan Agreement”) with California Bank & Trust (“CB&T”).  The Loan Agreement provides for a revolving line of credit of up to $5,000,000 pursuant to a senior secured revolving loan facility (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien, as defined in the Loan Agreement. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest.

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

There are no borrowings outstanding under the Facility at September 30, 2011.  Pursuant to the Loan Agreement, the Partnership is required to comply with certain covenants.  At September 30, 2011, the Partnership was in compliance with all such covenants.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
September 30, 2011
(unaudited)

(5)	Capital Contribution

The General Partner has made an initial capital contribution of $1 to the Partnership. In addition, the Investment Manager made an initial capital contribution of $1,000 to the Partnership and was admitted as a limited partner on September 23, 2010.  The Investment Manager’s capital contribution was returned to the Investment Manager following the commencement of operations by the Partnership.

(6)	Transactions with Related Parties

The Partnership has entered into certain agreements with the General Partner, the Investment Manager and ICON Investments, whereby the Partnership pays certain fees and reimbursements to these parties. ICON Investments is entitled to receive a 3.0% underwriting fee from the gross proceeds from sales of the Partnership’s Interests.

In accordance with the terms of the Partnership Agreement, the General Partner has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds. In addition, the General Partner and its affiliates will be reimbursed for organizational and offering expenses incurred in connection with the Partnership’s organization and offering of Interests and administrative expenses incurred in connection with the Partnership’s operations.

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

The Partnership pays the Investment Manager (i) an annual management fee, payable monthly, equal to 3.50% of the gross periodic payments due and paid from the Partnership’s investments and (ii) acquisition fees, through the end of the operating period, equal to 2.50% of the total Purchase Price of each investment the Partnership makes in Capital Assets.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
September 30, 2011
(unaudited)

(6)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

Entity	Capacity	Description	Period from July 28, 2011 (Commencement of Operations) through September 30, 2011
ICON Capital Corp.	Investment Manager	Organizational and offering expense reimbursements (1)	$1,101,735
ICON Investments	Dealer-Manager	Underwriting fees (2)	321,151
ICON Capital Corp.	Investment Manager	Management fees (3)	3,473
ICON Capital Corp.	Investment Manager	Administrative expense reimbursements (3)	273,965
			$1,700,324

(1) Amount capitalized and charged to partners’ equity.
(2) Amount charged directly to partners’ equity.
(3) Amount charged directly to operations.

At September 30, 2011, the Partnership had a net payable of $919,829 due to the General Partner and its affiliates that primarily consisted of administrative expense reimbursements of approximately $274,000 and organization and offering expense reimbursements of approximately $583,000.

From October 1, 2011 to November 11, 2011, the Partnership raised an additional $8,003,889 in capital contributions and has paid or accrued underwriting fees to ICON Investments in the amount of $237,677.

(7)	Commitments and Contingencies

At the time the Partnership acquires or divests of its interest in Capital Assets, the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The General Partner believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on the financial condition or results of operations of the Partnership taken as a whole.

(8)	Subsequent Event

On October 27, 2011, the Partnership made a secured term loan to Xfone USA, Inc. and certain affiliates (collectively, “Xfone”) in the amount of $6,850,000.  The loan bears interest at 12.75% per year and matures on November 1, 2016.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus, dated June 6, 2011, contained in our Registration Statement on Form S-1, as amended.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

We are a newly organized direct financing fund that will primarily make investments that are collateralized by equipment. Our investments will be in companies that utilize Capital Assets to operate their businesses. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Interests, at which time, the limited partners were admitted and we commenced operations. In addition, on the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Investment Manager. From the commencement of our offering on June 6, 2011 to September 30, 2011, we sold 10,776 Interests to 368 limited partners, representing $10,756,718 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee may not be admitted until we have raised total equity in the amount of $20,000,000.  During the period from June 6, 2011 to November 11, 2011, we raised $18,760,607 in total equity, and will continue to raise equity until our offering period ends on or before June 6, 2013. With the net proceeds of this offering, we will primarily originate or acquire a diverse pool of investments in domestic and global companies, which investments will primarily be structured as debt and debt-like financings (such as loans and leases) that are collateralized by the Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk adjusted rate of return.

After these proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time for five years from the date we complete the offering.  This time frame is called the “operating period” and may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business, during a time frame called the “liquidation period.”

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

In some cases with respect to the above investments, we may acquire equity interests, as well as warrants or other rights to acquire equity interests, in the borrower or lessee that may increase the expected return on our investment.

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our Partnership Agreement.  Our Investment Manager, an affiliate of our General Partner, will originate and service our investments.  Our Investment Manager manages seven other public equipment funds and is the investment manager for an additional public equipment fund.

Recent Significant Transactions

We engaged in the following significant transactions since the commencement of operations:

New Investments

On August 11, 2011, we contributed approximately $1,836,000 of capital, inclusive of acquisition fees, to ICON Juniper II, a joint venture with Fund Fourteen, after which our and Fund Fourteen’s ownership interests in the joint venture were approximately 29.2% and 70.8%, respectively. On June 9, 2011, ICON Juniper II purchased approximately $6,359,000 of information technology equipment and simultaneously leased the equipment to Global Crossing. The base term of the lease schedule is for a period of 36 months, commencing on July 1, 2011.  Pursuant to the terms of the joint venture, we had the right to contribute capital on, or prior to, the six-month anniversary of the date the joint venture acquired the equipment. On October 20, 2011, we exchanged our 29.2% ownership interest in the joint venture for our proportionate share of lease schedules, which schedules were previously owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No material gain or loss will be recorded as a result of this transaction.

Subsequent Event

On October 27, 2011, we made a secured term loan to Xfone in the amount of $6,850,000.  The loan bears interest at 12.75% per year and matures on November 1, 2016.

Results of Operations for the Period from the Commencement of Operations through September 30, 2011 (the “2011 Period”)

Total revenue for the 2011 Period was $40,712, which was attributable to the income generated from our investment in the ICON Juniper II joint venture.

Total expenses for the 2011 Period were $491,210, which was primarily due to administrative expense reimbursements to our General Partner in the amount of approximately $274,000. Administrative expense reimbursements are costs incurred by our General Partner or its affiliates that are necessary to our operations.

Net Loss

As a result of the foregoing factors, the net loss for the 2011 Period was $450,498. The net loss per weighted average Interest for the 2011 Period was $83.63.

Liquidity and Capital Resources

Summary

At September 30, 2011, we had cash of $7,266,102.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of September 30, 2011, the cash reserve was $53,784. During our offering period, our main source of cash will be from financing activities and our main use of cash will be in investing activities.

We are offering our Interests on a “best efforts” basis with the current intention of raising up to $418,000,000.  As additional Interests are sold, we will experience a relative increase in liquidity as cash is received, and then a relative decrease in liquidity as cash is expended to make investments.

We will use the net proceeds of the offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.  We seek to acquire a portfolio of Capital Assets that is comprised of both (a) transactions that generate current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) transactions that generate deferred cash flow by realizing the value of certain Capital Assets that we lease at the maturity of the investment, or (c) a combination of both.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities. We are also party to the Loan Agreement with CB&T to provide temporary financing. We had $5,000,000 available to us under the Loan Agreement as of September 30, 2011.  Our General Partner does not intend to fund any cash flow deficit of ours or, except as may be described in this Quarterly Report on Form 10-Q, provide other financial assistance to us.

From the commencement of our offering period through September 30, 2011, we sold 10,776 Interests, representing $10,756,718 of capital contributions.  We admitted 368 limited partners.  From the commencement of our operations on July 28, 2011 through September 30, 2011, we have paid or accrued sales commissions to third parties of $736,325 and underwriting commissions to ICON Investments of $321,151.  In addition, organization and offering expenses of $1,082,735 were paid or accrued by us, our General Partner or its affiliates during this period.

Operating Activities

Cash used in operating activities in the 2011 Period of $68,623 is primarily related to payments made for general and administrative expenses, which were partially offset by distributions received from our investment in a joint venture.

Investing Activities

Cash used in investing activities in the 2011 Period of $1,835,843 is a result of our investment in a joint venture during the 2011 Period.

Financing Activities

Cash provided by financing activities in the 2011 Period of $9,169,567 is primarily related to the proceeds from the sale of our Interests, which was partially offset by the sales and offering expenses paid during the 2011 Period.

Sources of Liquidity

Cash generated from the sale of Interests pursuant to our offering will be our most significant source of liquidity during our offering period.  We believe that cash generated from the sale of Interests pursuant to our offering and other financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Revolving Line of Credit, Recourse

We are party to the Loan Agreement with CB&T.  The Loan Agreement provides for a revolving line of credit of up to $5,000,000 pursuant to the Facility, which is secured by all of our assets not subject to a first priority lien, as defined in the Loan Agreement. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At September 30, 2011, we had $5,000,000 available under the Facility.

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

There are no borrowings outstanding under the Facility at September 30, 2011.

Pursuant to the Loan Agreement, we are required to comply with certain covenants. At September 30, 2011, we were in compliance with all covenants.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid or accrued distributions to our General Partner and limited partners of $425 and $42,057, respectively, during the 2011 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on our financial condition taken as a whole.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Prospectus, dated June 6, 2011, contained in our Registration Statement on Form S-1, as amended.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits and complaints filed against us.  In our General Partner’s opinion, the outcome of such matters, if any, will not have a material impact on our financial position, cash flows or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Prospectus, dated June 6, 2011, contained in our Registration Statement on Form S-1, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2010, we were capitalized with the issuance to (i) ICON GP 15, LLC of a general partnership interest for the purchase price of $1.00 and (ii) ICON Capital Corp. of one Interest for the purchase price of $1,000. These partnership interests were purchased for investment and for the purpose of organizing us. We issued the partnership interests in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on June 6, 2011 (SEC File No. 333-169794).  Our offering period commenced on June 6, 2011 and will end no later than June 6, 2013.

Our Initial Closing Date was July 28, 2011. Following such date, we returned the initial capital contribution of $1,000 to our Investment Manager. During the period from June 6, 2011 through September 30, 2011, we received additional capital contributions in the amount of $10,756,718.  For the period from June 6, 2011 through September 30, 2011, we have paid or accrued sales commissions to unrelated third parties of $736,325 and underwriting commissions to ICON Investments of $321,151.  In addition, organizational and offering expenses in the amount of $1,082,735 were paid or accrued by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $8,616,507.

From October 1, 2011 through November 11, 2011, we received additional capital contributions in the amount of $8,003,889.  For the period from October 1, 2011 through November 11, 2011, we have paid or accrued sales commissions to unrelated third parties of $549,611 and underwriting commissions to ICON Investments of $237,677.

See the disclosure under “Recent Significant Transactions” and “Subsequent Event” in Item 2 of Part I for a discussion of the investments we have made with our net offering proceeds.

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

10.2
Commercial Loan Agreement, by and between California Bank & Trust and ICON ECI Fund Fifteen, L.P., dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 12, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

November 14, 2011

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Senior Vice President - Finance (Principal Accounting and Financial Officer)

20