Form 10-K
period 2011-12-31
ICON ECI FUND FIFTEEN, L.P.
filed 2012-03-30
CIK 1502519

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-54604

ICON ECI Fund Fifteen, L.P.
 (Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Units of Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer       Accelerated filer       Non-accelerated filer  ☑      Smaller reporting company  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable.  There is no established market for limited partnership interests of the registrant.

Number of outstanding limited partnership interests of the registrant on March 26, 2012 is 66,256.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON ECI Fund Fifteen, L.P. (the “Partnership”) was formed on September 23, 2010 as a Delaware limited partnership. The Partnership will continue until December 31, 2025, unless terminated sooner. The Partnership has elected to be treated as a partnership for federal income tax purposes. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the Partnership and its consolidated subsidiaries.

Our initial capitalization was $1,001. We are offering limited partnership interests (“Interests”) on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 have been reserved for our distribution reinvestment plan (the “DRIP Plan”). The DRIP Plan allows limited partners to purchase Interests at a discounted price with distributions received from us and/or certain affiliates of ours, subject to certain restrictions.

We are currently in our offering period, which commenced on June 6, 2011 and is anticipated to end no later than June 6, 2013. At any time prior to the time that the offering of Interests is terminated, we may, at our sole discretion, increase the offering to a maximum of up to $618,000,000 of capital, consisting of 620,000 Interests; provided, that the offering period will not be extended in connection with such change.

As of July 28, 2011 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of Interests, at which time we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to ICON Capital Corp., a Delaware corporation and the investment manager of the Partnership (the “Investment Manager”). During the period from June 6, 2011 to December 31, 2011, we sold 31,529 Interests to 997 limited partners, representing $31,466,931 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011. During the period from June 6, 2011 to December 31, 2011, we paid or accrued the following commissions and fees in connection with the offering of Interests: (i) sales commissions to third parties in the amount of $2,152,342 and (ii) underwriting fees in the amount of $937,460 to ICON Securities Corp. d/b/a ICON Investments, an affiliate of ICON GP 15, LLC, a Delaware limited liability company and our general partner (the “General Partner”), and the dealer-manager of the offering of the Interests. In addition, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $1,522,043. During the period ended December 31, 2011, organizational and offering expenses in the amount of $285,644 were recorded as a reduction of partners’ equity.

Our Business

We are a newly organized direct financing fund that will primarily make investments in domestic and global companies, which investments will primarily be structured as debt and debt-like financings (such as loans and leases) that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”) utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. In addition, we intend to use the offering proceeds to pay fees and expenses and establish a cash reserve. The General Partner will make investment decisions on our behalf and manage our business. Additionally, the General Partner has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.

In the case of secured loans and other financing transactions, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we lend to borrowers. In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or is not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on the purchase price of the leased Capital Assets.

We divide the life of the Partnership into three distinct phases:

(1) Offering Period: We anticipate that the offering of our Interests will close no later than two years from June 6, 2011.

(2) Operating Period: After the close of the offering period, we expect to continue to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to limited partners. We anticipate that the operating period will extend until five years from the date we complete the offering. However, we may, at our discretion, extend the operating period for up to an additional three years.

(3) Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business. If we believe it would benefit our limited partners to reinvest the proceeds received from our investments in additional investments during the liquidation period, we may do so, but our Investment Manager will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period within two years after the end of the operating period, but it may take longer to do so.

At December 31, 2011 and 2010, we had total assets of $31,436,470 and $1,001, respectively. For the period from the Initial Closing Date through December 31, 2011, we had one lessee that accounted for 19.17% of our total finance income of $294,664. Net loss attributable to us for the period from the Initial Closing Date through December 31, 2011 was $1,141,290.

 At December 31, 2011, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Notes Receivable

•	A term loan to NTS Communications, Inc. (f/k/a Xfone USA, Inc.) and its affiliates (“NTS”), which is secured by telecommunications equipment.

•	A term loan to Ensaimada S.A. (“Ensaimada”), which is secured by a second priority security interest in a dry bulk carrier.

Telecommunications Equipment

•	Telecommunications equipment that is subject to a thirty-six month lease with Global Crossing Telecommunications, Inc. (“Global Crossing”).

Marine Vessels

•
A 60% interest in an offshore support vessel, the Lewek Ambassador.  The delivery date of the vessel is expected to be on or before April 30, 2012.  Upon delivery, the vessel will be subject to a nine-year bareboat charter with Gallatin Maritime Management.

For a discussion of the significant transactions that we engaged in during the period from the Initial Closing Date through December 31, 2011, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of investing in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, loans that are secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Competition

The commercial finance industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

Other equipment finance companies and equipment manufacturers or their affiliated financing companies may be in a position to offer equipment to prospective customers on financial terms that are more favorable than those that we can offer. There are numerous other potential entities, including entities organized and managed similarly to us, seeking to make investments in Capital Assets. Many of these potential competitors are larger and have greater financial resources than us.

We compete primarily on the basis of pricing, terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments are often made directly rather than through competition in the open market. This approach limits the competition for our typical investment, which may enhance returns. We believe our investment model may represent the best way for individual investors to participate in investing in Capital Assets. Nevertheless, to the extent that our competitors compete aggressively on any combination of the foregoing factors, we could fail to achieve our investment objectives. For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

Employees

We have no direct employees.  Our General Partner and Investment Manager supervise and control our business affairs and originate and service our investments.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Investment Manager’s internet website at http://www.iconinvestments.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Investment Manager’s website is not deemed part of this Annual Report on Form 10-K. Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

Our notes receivable and finance lease generate revenue in geographic areas outside of the United States. For additional information, see Note 10 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report. The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Interests.  In addition to the following disclosures, please refer to the other information contained in this Annual Report including the consolidated financial statements and the related notes.

Risks Related to The Offering

All or a substantial portion of your distributions may be a return of capital and not a return on capital, which will not necessarily be indicative of our performance.

The portion of total distributions that is a return of capital and the portion that is economic return will depend upon a number of factors that cannot be determined until all of our investments have been sold or otherwise matured. At that time, you will be able to compare the total amount of all cash distributions you receive to your total capital invested in order to determine your economic return.

The Internal Revenue Service may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the Internal Revenue Service deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Schedule K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Interests will be limited by the absence of a public trading market and substantial transfer restrictions. Therefore, you should be prepared to hold your Interests until the Partnership is completely liquidated, which is expected to occur at least nine years from June 6, 2011.

We do not anticipate that a public market will develop for our Interests, our Interests will not be listed on any national securities exchange at any time, and we will take steps to assure that no public trading market develops for our Interests. In addition, our limited partnership agreement (the “Partnership Agreement”) imposes significant restrictions on your right to transfer your Interests.

We have established these restrictions to comply with federal and State securities laws, as well as to ensure that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Interests is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Interests in the event of an emergency and, even if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Interests.

As a result, you must view your investment in our Interests as a long-term, illiquid investment that may last for at least nine years.

The offering price for Interests is not based on the book value or net asset value of our expected investments, or our expected cash flow.

The offering price for Interests is not based on the book value or net asset value of our expected investments or our expected cash flow. The Investment Manager does not intend to provide a reasonable estimate of the value of Interests until after the end of the offering. Until Interests are valued by our Investment Manager following the conclusion of the offering, no price or value of Interests will be available and such will not reflect the net asset value of Interests.

If you request that we repurchase your Interests, you may receive significantly less than you would receive if you held your Interests for the life of the Partnership.

After you have been admitted as a limited partner and have held your Interests for at least one year, you may request that we repurchase up to all of your Interests. We are under no obligation to do so, however, and will have only limited cash available for this purpose. If we repurchase your Interests, the formula for the repurchase price has been unilaterally set and depending upon when you request repurchase, the repurchase price may be less than the unreturned amount of your investment. If your Interests are repurchased, the repurchase price may provide you a significantly lower value than the value you would realize by retaining your Interests for the duration of the Partnership.

You may not receive cash distributions every month and, therefore, you should not rely on cash distributions from your Interests as a source of income.

You should not rely on cash distributions from your Interests as a source of income. While we intend to make monthly cash distributions, we may determine it is in our limited partners' best interest to periodically change the amount of the cash distributions you receive or to not make any distributions in some months. Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you. Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

There may be a period of time before we invest the proceeds from the offering. Delays we encounter in the selection of investments could adversely affect your return.

Your Interests may be diluted.

Some investors, including our General Partner and its officers, directors and other affiliates, may purchase Interests at discounted prices and may share in our revenues and distributions based on the number of Interests that they purchase, rather than the discounted subscription price paid by them for their Interests. As a result, investors who pay discounted prices for their investments will receive higher returns on their investments in us as compared to investors who pay the entire $1,000 per Interest.

Our early distributions to partners may not be paid entirely from operating cash flow, which may decrease our investments in Capital Assets.

We intend to make distributions monthly following the closing of the minimum offering. As a result, it may be more likely that part of the distributions to our partners early in our operations will be a return of capital. This is because it is not always possible to immediately invest the initial proceeds received from the offering in Capital Assets in investments that meet our investment objectives and provide operating and/or investing cash flow to cover our distributions. See "— We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment." Offering proceeds that are returned to partners as part of distributions to them will not be available for investments in Capital Assets. To the extent that distributions are paid from sources other than operating and/or investing cash flow, there will be a decrease in the cash available for investment in Capital Assets, which may reduce the amount of distributions we make in the future. See "— All or a substantial portion of your distributions may be a return of capital and not a return on capital, which will not necessarily be indicative of our performance."

Our General Partner is making only a limited initial cash contribution to us and we will have a capitalization of only $1,001 until our minimum offering amount is raised.

In connection with our formation, our General Partner made a cash capital contribution to us of $1.00 and our initial limited partner contributed $1,000. Upon the admission of limited partners pursuant to the offering, we refunded the $1,000 capital contribution of our initial limited partner, after which it withdrew as our initial limited partner. Accordingly, we had an initial capitalization of only $1,001 until the minimum offering amount is raised in the offering. Our General Partner and its affiliates may, but are not obligated to, make additional capital contributions to us. Until sufficient offering proceeds are raised in the offering, we will be dependent on our General Partner and its affiliates for the payment of our organizational and offering expenses.

Our assets may be plan assets for ERISA purposes, which could subject our General Partner and/or our Investment Manager to additional restrictions on their ability to operate our business with respect to all partners.

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) may apply what is known as the look-through rule to an investment in our Interests. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if the look-through rule is applied. If the look-through rule were to apply, our General Partner and/or our Investment Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Interests held by such qualified plan or IRA. This could result in some restriction on our General Partner's and/or our Investment Manager's willingness to engage in transactions that might otherwise be in the best interest of all Interest holders due to the strict rules of ERISA regarding fiduciary actions.

An investment in our Interests may not satisfy the requirements of ERISA or other applicable laws.

When considering an investment in our Interests, an individual with investment discretion over assets of any pension plan, profit-sharing plan, retirement plan, IRA or other employee benefit plan covered by ERISA or other applicable laws should consider whether the investment satisfies the requirements of Section 404 of ERISA or other applicable laws. In particular, attention should be paid to the diversification requirements of Section 404(a)(1)(C) of ERISA in light of all the facts and circumstances, including the portion of the plan's portfolio of which the investment will be  part. All plan investors should also consider whether the investment is prudent and meets plan liquidity requirements, as there are significant restrictions on the ability to sell or otherwise dispose of our Interests, and whether the investment is permissible under the plan's governing instrument. We have not evaluated, and will not evaluate, whether an investment in our Interests is suitable for any particular plan. Rather, we will accept subscribers as limited partners if a subscriber otherwise meets our suitability standards. In addition, we can provide no assurance that any statements of estimated value of our Interests will not be subject to challenge by the Internal Revenue Service if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the fair value of the Interests.

The statements of value that we will include in our Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain other parties are only estimates and may not reflect the actual value of our Interests.

The statements of estimated value are based on the estimated value of each Interest (i) as of the close of our fiscal year, for the annual statements included in our Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Interests will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot assure that:

•	this estimate of value could actually be realized by us or by our limited partners upon liquidation;
•	limited partners could realize this estimate of value if they were to attempt to sell their Interests;
•
this estimate of value reflects the price or prices that our Interests would or could trade at if they were listed on a national stock exchange or included for quotation on a national market system, because no such market exists or is likely to develop; or

•	the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, Code requirements or other applicable law.

Risks Related to Our Business

Our business could be hurt by economic downturns.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations. The equipment finance industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors could result in a decrease in the number of transactions in which we participate and in our profitability.

Uncertainties associated with the equipment finance industry may have an adverse effect on our business and may adversely affect our ability to give you any economic return from our Interests or a complete return of your capital.

There are a number of uncertainties associated with the equipment finance industry that may have an adverse effect on our business and may adversely affect our ability to make cash distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Interests. These include, but are not limited to:

•	fluctuations in demand for Capital Assets and fluctuations in interest rates and inflation rates;
•	fluctuations in the availability and cost of credit for us to borrow to make and/or realize on some of our investments;
•	the continuing economic life and value of Capital Assets at the time our investments mature;
•	the technological and economic obsolescence of Capital Assets;
•	potential defaults by borrowers, lessees or other counterparties;
•
supervision and regulation by governmental authorities, including the approval from certain State securities authorities for our continuing the offering of our Interests for more than one year after it commences; and

•	increases in our expenses, including taxes and insurance expenses.

The risks and uncertainties associated with the industries of our borrowers, lessees and other counterparties may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our borrowers, lessees and other counterparties. We will invest in a pool of Capital Assets by, among other things, acquiring and selling Capital Assets, acquiring Capital Assets subject to lease, purchasing Capital Assets and leasing Capital Assets to third-party end users, financing Capital Assets for third-party end users, and acquiring ownership rights to items of leased Capital Assets at lease expiration. The borrowers, lessees and other counterparties to these transactions will operate in a variety of industries. As such, we are indirectly subject to the various risks and uncertainties that affect our borrowers', lessees' and other counterparties' businesses and operations. If such risks or uncertainties were to affect our borrowers, lessees or other counterparties, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

The results of our Investment Manager's prior equipment funds are not necessarily indicative of our future results.

As of December 31, 2011, our Investment Manager has sponsored and/or managed fourteen other public equipment funds, of which eight have completed operations and have been liquidated. These equipment funds had different investment objectives and strategies than us and were operated by individuals who are not part of either our General Partner's or our Investment Manager's current management team. A brief financial summary of the performance of those liquidated funds follows.

	Series A	Series B	Series C	Series D	Series E	LP Six	LP Seven	LP Eight A
Amount invested	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000
Total distributions	1,238.74	957.60	968.45	1,253.97	1,070.89	970.54	856.26	1,254.24
Gain/loss on distributions	238.74	(42.40)	(31.55)	253.97	70.89	(29.46)	(143.74)	254.24
Year offering commenced	1987	1989	1990	1991	1992	1993	1995	1998
Year offering terminated	1989	1990	1991	1992	1993	1995	1998	2000
Year liquidation period commenced	1999	1999	2001	1997	1998	2000	2002	2005

As noted, four of those completed equipment funds did not completely return to their respective investors all of their capital and the other four completed funds returned $238.74, $253.97, $70.89 and $254.24 for each $1,000 invested to its investors in excess of their original investment.

The historical and unaudited financial information of other funds sponsored by our Investment Manager included in our prospectus is not indicative of our future performance.

The historical and unaudited financial information of other funds sponsored by our Investment Manager included in our prospectus is not indicative of our future financial results. The historical and unaudited financial information relates to prior funds sponsored and managed by our Investment Manager, some of which had different investment objectives than us, and the investment portfolio of all of such funds is likely to be different than ours. Therefore, the historical and unaudited financial information for those funds is not indicative of our future performance and should not be relied upon as such.

Instability in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to meet our investment objectives.

We may not be able to obtain financing on acceptable terms and conditions for some of our investments. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow to finance the acquisition of some of our investments could be significantly impacted. If we are unable to borrow on acceptable terms and conditions, we may have to reduce the number of and possibly limit the type of investments we will make, and the return on some of the investments we do make could be lower. All of these events could have a material adverse effect on our results of operations, financial condition and ability to meet our investment objectives.

Because we may borrow money to make our investments, losses as a result of borrower, lessee or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we expect to acquire some of our investments for cash, we are likely to borrow a substantial portion of the purchase price of certain of our investments and there is no limit to the amount of indebtedness that we may incur when making our investments. While we believe the use of leverage will result in more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our investment portfolio will offset the heightened risk of loss in an individual investment using leverage. Other equipment funds our Investment Manager has sponsored, on average, utilized debt for 65 – 75% of the purchase price of some of the Capital Assets and other equipment in their portfolios. With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a borrower, lessee or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.

Additionally, while we expect the majority of our borrowings to be non-recourse, we are liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if there is a default on their payment obligations. This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness.

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We are party to a revolving line of credit agreement with CB&T. The terms of that agreement could restrict us from paying distributions to limited partners if such payments would cause us to not be in compliance with our financial covenants in that agreement.

Guarantees made by the guarantors of some of our borrowers, lessees and other counterparties may be voided under certain circumstances and we may be required to return payments received from such guarantors.

Under federal bankruptcy law and comparable provisions of State fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:

•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and
•	was insolvent or rendered insolvent by reason of such incurrence; or
•	was engaged in a business or transaction for which the guarantor's remaining assets constituted unreasonably small capital; or
•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a court instituted fund for the benefit of the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

If the value of our investments in certain types of leased Capital Assets declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of some of the Capital Assets that we may invest in is expected to be the potential value of the Capital Assets once the lease term expires (with respect to leased Capital Assets). Generally, a Capital Asset is expected to decline in value over its useful life. In making these types of investments, we will assume a residual value for the Capital Assets at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the Capital Assets and provide a rate of return despite the expected decline in the value of the Capital Assets over the term of the investment. However, the actual residual value of the Capital Assets at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

•	our ability to acquire or enter into agreements that preserve or enhance the relative value of the Capital Assets;
•	our ability to maximize the value of the Capital Assets at maturity;
•	market conditions prevailing at maturity;
•	the cost of new Capital Assets at the time we are remarketing used Capital Assets;
•	the extent to which technological or regulatory developments reduce the market for such used Capital Assets;
•	the strength of the economy; and
•	the condition of the Capital Assets at maturity.

We cannot assure you that our assumptions with respect to value will be accurate or that the Capital Assets will not lose value more rapidly than we anticipate.

If a Capital Asset is not properly maintained, its residual value may be less than expected.

If a lessee or other counterparty fails to maintain Capital Assets in accordance with the terms of our financing agreements, we may have to make unanticipated expenditures to repair the Capital Assets in order to protect our investment. In addition, some of the Capital Assets we invest in may be used Capital Assets. While we plan to inspect most used Capital Assets prior to making an investment, there is no assurance that an inspection of a used Capital Asset prior to purchasing it will reveal any or all defects and problems with the Capital Asset that may occur after it is acquired by us.

We seek to obtain representations from the sellers and lessees of used Capital Assets that:

•	the Capital Assets have been maintained in compliance with the terms of applicable agreements;
•	neither the seller nor the lessee is in violation of any material terms of such agreements; and
•
the Capital Assets are in good operating condition and repair and that, with respect to leases, the lessee has no defenses to the payment of rent for the Capital Assets as a result of the condition of such Capital Assets.

We would have rights against the seller of Capital Assets for any losses arising from a breach of representations made to us and against the lessee for default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the Capital Assets or our expected returns on the Capital Assets, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the Capital Assets due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third parties.

If a borrower, lessee or other counterparty defaults on its obligations to us, we could incur losses.

We may enter into transactions with parties that have senior debt rated below investment grade or no credit ratings. We do not require such parties to have a minimum credit rating. Borrowers, lessees and other counterparties with such lower or no credit ratings may default on payments to us more frequently than borrowers, lessees or other counterparties with higher credit ratings. For example, if a borrower does not make loan payments to us when due or a lessee does not make lease payments to us or to a lender on our behalf, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the Capital Assets. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering Capital Assets upon a borrower's, lessee's or other counterparty's default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the Capital Assets may be high and may negatively affect the value of our investment in the Capital Assets. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a borrower, lessee or other counterparty files for bankruptcy, we may have difficulty enforcing the terms of the contract and may incur losses.

If a borrower, lessee or other counterparty files for protection under the bankruptcy laws, the remaining term of the loan, lease or other financing contract could be shortened or the contract could be rejected by the bankruptcy court, which could result in, among other things, any unpaid prebankruptcy loan, lease or other contractual payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering Capital Assets from a bankrupt borrower or lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a contract is rejected in a bankruptcy, we would bear the cost of retrieving and storing the Capital Assets and then have to remarket such Capital Assets. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the loan, lease or other contract. These costs and lost revenues could also negatively affect our liquidity and cash flows and could negatively affect our profitability.

Investing in Capital Assets in foreign countries may be riskier than domestic investments and may result in losses.

While we expect to make investments in Capital Assets in the United States, we also expect to make investments in Capital Assets outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing our Capital Assets if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our Capital Assets. Use of Capital Assets in a foreign country will be subject to that country's tax laws, which may impose unanticipated taxes. While we will seek to require borrowers, lessees and other counterparties to reimburse us for all taxes imposed on the use of the Capital Assets and require them to maintain insurance covering the risks of confiscation of the Capital Assets, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we may invest in Capital Assets that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our interest in Capital Assets in those countries. Foreign courts may not recognize judgments obtained in U.S. courts and different accounting or financial reporting practices may make it difficult to judge the financial viability of a borrower, lessee or other counterparty, heightening the risk of default and the loss of our investment in such Capital Assets, which could have a material adverse effect on our results of operations and financial condition.

In addition to business uncertainties, our investments may be affected by political, social, and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S. and, as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may also differ and there may be less publicly available information with respect to such companies. While our General Partner and Investment Manager will take these factors into consideration when making investment decisions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

We could incur losses as a result of foreign currency fluctuations.

We have the ability to invest in Capital Assets where payments to us are not made in U.S. dollars. In these cases, we may then enter into a contract to protect these payments from fluctuations in the currency exchange rate. These contracts, known as hedge contracts, would allow us to receive a fixed number of U.S. dollars for any fixed, periodic payments due under the transactional documents even if the exchange rate between the U.S. dollar and the currency of the transaction changes over time. If the payments to us were disrupted due to default by the borrower, lessee or other counterparty, we would try to continue to meet our obligations under the hedge contract by acquiring the foreign currency equivalent of the missed payments, which may be available at unfavorable exchange rates. If a transaction is denominated in a major foreign currency such as the pound sterling, which historically has had a stable relationship with the U.S. dollar, we may consider hedging to be unnecessary to protect the value of the payments to us, but our assumptions concerning currency stability may turn out to be incorrect. Our investment returns could be reduced in the event of unfavorable currency fluctuation when payments to us are not made in U.S. dollars.

Furthermore, when we acquire an interest in foreign Capital Assets, we may not be able to hedge our foreign currency exposure with respect to the future value of such Capital Assets because the terms and conditions of such hedge contracts might not be in the best interests of our limited partners. Even with transactions requiring payments in U.S. dollars, the Capital Assets may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

Sellers of leased Capital Assets could use their knowledge of the lease terms for gain at our expense.

We may acquire Capital Assets subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar Capital Assets at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the Capital Assets and potentially negatively affect our profitability.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We may invest in joint ventures with other businesses our Investment Manager and its affiliates manage, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when making investments in Capital Assets that are wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture's obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject investments that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the co-investors control a joint venture, there might be a stalemate on decisions, including when to sell the Capital Assets or the prices or terms of a loan or lease. Finally, while we will generally have the right to buy out the other co-investor's interest in the Capital Assets in the event of a sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Capital Assets may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of Capital Assets. While our transaction documents will generally require borrowers and lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting Capital Assets can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the Capital Assets, we could suffer a total loss of any investment in the affected Capital Assets. In investing in some types of Capital Assets, we may be exposed to environmental tort liability. Although we will use our best efforts to minimize the possibility and exposure of such liability, including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We could suffer losses from failure to maintain our Capital Assets' registration and from unexpected regulatory compliance costs.

Many types of transportation assets are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if such Capital Assets are to be used outside of the United States. Failing to register the Capital Assets, or losing such registration, could result in substantial penalties, forced liquidation of the Capital Assets and/or the inability to operate and lease the Capital Assets. Governmental agencies may also require changes or improvements to Capital Assets and we may have to spend our own funds to comply if the borrower, lessee or other counterparty is not required to do so under the transaction documents. These changes could force the Capital Assets to be removed from service for a period of time. The terms of the transaction documents may provide for payment reductions if the Capital Assets must remain out of service for an extended period of time or are removed from service. We may then have reduced income from our investment for these Capital Assets. If we do not have the funds to make a required change, we might be required to sell the affected Capital Assets. If so, we could suffer a loss on our investment, lose future revenues and experience adverse tax consequences.

If any of our investments become subject to usury laws, we could have reduced revenues or possibly a loss on such investments.

In addition to credit risks, we may be subject to other risks in Capital Asset financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, losses on our investments in the affected transactions. Although part of our business strategy will be to enter into or acquire leases that are structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. In addition, as part of our business strategy, we will also make or acquire secured loans, which are also subject to usury laws and, while we will attempt to structure these to avoid being deemed in violation of usury laws, we cannot assure you that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease or secured loan is held to be a loan with a usurious rate of interest, the amount of the lease or loan payment could be reduced, which would adversely affect our revenue.

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease and loan features, such as equity interests, constitute additional interest. Although we will generally seek assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws could result in the interest obligation to us being declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken in the United States.

We compete with a variety of financing sources for our investments, which may affect our ability to achieve our investment objectives.

The commercial finance industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants remains intense due to the recognition of the potential to achieve attractive returns by participating in the commercial leasing and finance industry.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could fail to achieve our investment objectives.

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our General Partner and its affiliates will have, even if we sell the maximum number of Interests in the offering. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer loans or leases at rates that are less than ours, potentially forcing us to lower our rates or lose potential borrowers, lessees or other counterparties.

Risks Related to Our Organization and Structure

You will have limited voting rights and will be required to rely on our General Partner and/or our Investment Manager to make all of our investment decisions and achieve our investment objectives.

Our General Partner and/or our Investment Manager will make all of our investment decisions, including determining the investments and dispositions we will make. Our success will depend upon the quality of the investment decisions our General Partner and/or our Investment Manager makes, particularly relating to our investments in Capital Assets and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies. Accordingly, you should not invest unless you are willing to entrust all aspects of our management to our General Partner and/or our Investment Manager.

The decisions of our General Partner and our Investment Manager may be subject to conflicts of interest.

The decisions of our General Partner and our Investment Manager may be subject to various conflicts of interest arising out of their relationship to us and their affiliates. Our General Partner and our Investment Manager could be confronted with decisions where either or both will, directly or indirectly, have an economic incentive to place its respective interests or the interests of its affiliates above ours. As of December 31, 2011, our Investment Manager, an affiliate of our General Partner, manages or is the investment manager or managing trustee of six other public equipment funds. See "Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include:

•	our Investment Manager may receive more fees for managing our investments if we incur indebtedness to fund these investments than if indebtedness is not incurred;
•	our Partnership Agreement does not prohibit our General Partner or any of its affiliates from competing with us for investments or engaging in other types of business;
•	our Investment Manager may have opportunities to earn fees for referring a prospective investment opportunity to others;
•
the dealer-manager, which is an affiliate of our General Partner and not an independent securities firm, will review and perform due diligence on us and the information in our prospectus and thus its review cannot be considered an independent review and may not be as meaningful as a review conducted by an unaffiliated broker-dealer;

•
the lack of separate legal representation for us, our General Partner, and our Investment Manager and lack of arm's-length negotiations regarding compensation payable to our General Partner and our Investment Manager;

•
our General Partner is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our limited partners that might not be in your best interest given your individual tax situation; and

•	our General Partner and/or our Investment Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The Investment Committee of our Investment Manager is not independent.

Any conflicts in determining and allocating investments between us and our General Partner or Investment Manager, or between us and another fund managed by our General Partner or Investment Manager, will be resolved by our Investment Manager's investment committee, which also serves as the investment committee for other funds managed by our Investment Manager and its affiliates and will serve as our investment committee. Since all of the members of our Investment Manager's investment committee are officers of our General Partner and our Investment Manager and certain of their affiliates and are not independent, matters determined by such investment committee, including conflicts of interest between us and our General Partner, our Investment Manager and their respective affiliates involving investment opportunities, may not be as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one fund, our Investment Manager's investment committee will allocate the investment to a fund (which includes us) after taking into consideration at least the following factors:

•	whether the fund has the cash required for the investment;
•	whether the amount of debt to be incurred with respect to the investment is acceptable for the fund;
•	the effect the investment would have on the fund's cash flow;
•	whether the investment would further diversify, or unduly concentrate, the fund's investments in a particular borrower/lessee, class or type of Capital Asset, location, industry, etc.;
•	whether the term of the investment is within the term of the fund; and
•	which fund has been seeking investments for the longest period of time.

Notwithstanding the foregoing, our Investment Manager's investment committee may make exceptions to these general policies when, in our Investment Manager's judgment, other circumstances make application of these policies inequitable or economically undesirable. In addition, our Partnership Agreement permits our General Partner and its affiliates to engage in Capital Asset acquisitions, financing secured loans, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other funds even if they compete with us.

Our General Partner’s and our Investment Manager’s officers and employees manage other businesses and will not devote their time exclusively to managing us and our business and we may face additional competition for time and capital because neither our Investment Manager nor its affiliates are prohibited from raising money for or managing other entities that pursue the same types of investments that we target.

We do not employ our own full-time officers, managers or employees. Instead, our General Partner and/or our Investment Manager supervise and control our business affairs. Our General Partner’s officers and employees are also officers and employees of our Investment Manager and its affiliates. In addition to sponsoring and managing us and other equipment funds, our Investment Manager’s and its affiliates’ current business plan entails sponsoring, managing and/or distributing other investment products, including, but not limited to, oil and gas funds, business development companies and real estate investment trusts.

As a result, the time and resources that our Investment Manager’s and its affiliates’ officers and employees devote to us may be diverted and during times of intense activity in other investment products that our Investment Manager and its affiliates manage, sponsor or distribute, such officers and employees may devote less time and resources to our business than would be the case if we had separate officers and employees. In addition, we may compete with any such investment entities for the same investors and investment opportunities.

Our General Partner and its affiliates will receive expense reimbursements and fees from us and those reimbursements and fees are likely to exceed the income portion of distributions made to limited partners during our early years.

Before making any distributions to our limited partners, we will reimburse our General Partner and its affiliates for expenses incurred on our behalf, and pay our General Partner and its affiliates fees for our organization, selling our Interests and managing our investments. The expense reimbursements and fees of our General Partner and its affiliates were established by our General Partner in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment funds) in effect on June 6, 2011 and are not based on arm's-length negotiations, but are subject to the limitations set forth in our Partnership Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to limited partners in our early years.

In general, expense reimbursements and fees will be paid without regard to the amount of our cash distributions to our limited partners, and regardless of the success or profitability of our operations. For example, after we receive our minimum offering proceeds and begin operations, our General Partner and its affiliates will be entitled to certain fees and expense reimbursements. Some of those fees and expense reimbursements will be required to be paid at the time of the initial closing in the offering or as we acquire our portfolio and incur expenses, such as accounting and interest expenses, costs for supplies, etc., even though we may not yet have received any revenues from our investments. This lag between the time when we must pay fees and expenses and the time when we begin to receive revenues may result in losses to us during our early years, which our General Partner believes is typical for a start-up company such as us.

Furthermore, we are likely to borrow a significant portion of the purchase price of some of our investments. This use of indebtedness should permit us to make more investments than if borrowings were not utilized. As a consequence, we may pay greater fees to our Investment Manager than if no indebtedness were incurred because Management Fees and Acquisition Fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments. Also, our General Partner and/or our Investment Manager will determine the amount of cash reserves that we will maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to you and our other limited partners.

Our Investment Manager may have difficulty managing its growth, which may divert its resources and limit its ability to expand its operations successfully.

The amount of assets that our Investment Manager manages has grown substantially since our Investment Manager was formed in 1985 and our Investment Manager and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to and different from us that may be sponsored and managed concurrently with us and they expect to experience further growth in their respective assets under management. Our Investment Manager's future success will depend on the ability of its and its affiliates' officers and key employees to implement and improve their operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds. However, they may not implement improvements to their management information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our Investment Manager's anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operations, business and financial condition.

Operational risks may disrupt our business and result in losses.

We may face operational risk from errors made in the execution, confirmation or settlement of transactions. We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for. We expect to rely heavily on our Investment Manager's financial, accounting, and other software systems. If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.

In addition, we will be highly dependent on our Investment Manager's information systems and technology. There can be no assurance that these information systems and technology will be able to accommodate our growth or that the cost of maintaining such systems will not increase from its current level. A failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

Furthermore, we will depend on the headquarters of our General Partner and Investment Manager, which are located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption, which could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.

Finally, we are likely to rely on third-party service providers for certain aspects of our business, including certain accounting and financial services. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

We rely on our systems, certain affiliates' employees, and certain third party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by certain affiliates' employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on the employees of certain of our affiliates. We could be materially adversely affected if one of such employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability for us to operate one or more of our businesses, or cause financial loss, potential liability, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods, or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financing transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Although we believe we have robust information security procedures and controls, our technologies, systems and networks may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, or otherwise disrupt our business operations, which could materially adversely affect us.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

For the year ending December 31, 2012, our General Partner will be required to evaluate our internal controls over financial reporting in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as "Section 404." During the course of testing, our General Partner may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the Securities and Exchange Commission.

We are subject to reporting requirements under the Securities Exchange Act of 1934, including the filing of quarterly and annual reports. Prior public funds sponsored by our Investment Manager have been and are subject to the same requirements. Some of these funds have been required to amend previously filed reports to, among other things, restate the audited or unaudited financial statements filed in such reports. As a result, the prior funds have been delinquent in filing subsequent quarterly and annual reports when they became due. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

Your ability to institute a cause of action against our General Partner and its affiliates is limited by our Partnership Agreement.

Our Partnership Agreement provides that neither our General Partner nor any of its affiliates will have any liability to us for any loss we suffer arising out of any action or inaction of our General Partner or an affiliate if the General Partner or affiliate determined, in good faith, that the course of conduct was in our best interests and did not constitute negligence or misconduct. As a result of these provisions in our Partnership Agreement, your right to institute a cause of action against our General Partner may be more limited than it would be without these provisions.

Changes in the laws or regulations that affect the terms and conditions set forth in our prospectus and/or the Partnership Agreement could negatively impact our and/or your rights and obligations.

Our General Partner may, without your consent, amend the Partnership Agreement to effect any change necessitated by a change in law or regulation that causes the terms and conditions set forth in our prospectus and/or the Partnership Agreement to be, in the sole discretion of our General Partner, no longer viable. The changes must be drawn as narrowly as possible so as to effectuate the original intent of our prospectus and the Partnership Agreement. Nevertheless, these changes could negatively impact our and/or your rights and obligations.

You are not expected to have any protection under the Investment Company Act.

We are not registered, and do not expect in the future to be required to register, as an investment company under the Investment Company Act of 1940, as amended (the "40 Act"), in reliance upon an exemption therefrom. Among other things, the 40 Act generally requires investment companies to have a minimum of forty percent (40%) independent directors and regulates the relationship between the investment adviser (i.e., our Investment Manager) and the investment company (i.e., the Partnership), in particular with regard to affiliated transactions. Such protections, and others afforded by the 40 Act, are not expected to be applicable to us. Should the 40 Act become applicable to us, these protections may be implemented in a manner that alters other rights and obligations of us and/or you with respect to other matters.

You are not expected to have any protection under the Investment Advisers Act.

Our Investment Manager will not register and does not expect in the future to be required to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), in reliance upon an exemption therefrom. The Advisers Act contains many provisions designed to protect clients of investment advisers, including, among other things, restrictions on the charging by registered investment advisers of performance-based compensation. Such protections, and others afforded by the Advisers Act, are not expected to be applicable to our Investment Manager and to us. Should the Advisers Act become applicable to our Investment Manager and to us, these protections may be implemented in a manner that alters other rights and obligations of us and/or you with respect to other matters.

Risks Related to the Tax Treatment of Us and Our Interests

If the IRS classifies us as a corporation rather than a partnership, your distributions would be reduced under current tax law.

Although counsel has rendered an opinion to us that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

•	our realized losses would not be passed through to you;
•	our income would be taxed at tax rates applicable to corporations, thereby reducing our cash available to distribute to you; and
•	your distributions would be taxed as dividend income to the extent of current and accumulated earnings and profits.

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. We could be taxed as a corporation if we are treated as a publicly traded partnership by the IRS. To minimize this possibility, Section 10 of our Partnership Agreement places significant restrictions on your ability to transfer our Interests.

We could lose cost recovery or depreciation deductions if the IRS treats our leases as sales or financings.

We expect that, for federal income tax purposes, we will be treated as the owner and lessor of the Capital Assets that we lease. However, the IRS may challenge the leases and instead assert that they are sales or financings. If the IRS determines that we are not the owner of our leased Capital Assets, we would not be entitled to cost recovery, depreciation or amortization deductions, and our leasing income might be deemed to be portfolio income instead of passive activity income. The denial of such cost recovery or amortization deductions could cause your tax liabilities to increase.

Our investments in secured loans will not give rise to depreciation or cost recovery deductions and may not be offset against our passive activity losses. Any losses on such loans may constitute capital losses, the deductibility of which is limited.

We expect that, for federal income tax purposes, we will not be treated as the owner and lessor of the Capital Assets that we invest in through our lending activities. As a result, we will not be able to take depreciation or cost recovery deductions with respect to such Capital Assets. Depending on our level of activity with respect to these types of financings, we may take the position that we are in the trade or business of lending. Generally, trade or business income can be considered passive activity income. However, because we expect that the source of funds we lend to others will be the capital contributed by our partners and the funds generated from our operations (rather than money we borrow from others), you may not be able to offset your share of our passive activity losses from our leasing activities with your share of our interest income from our lending activities. Instead, your share of our interest income from our lending activities would be taxed as portfolio income. Alternatively, we (or the IRS) may treat our lending activities as investment activities and not trade or business activities if our level of lending activity is not significant. In such circumstances, gains or losses from the loans could not be offset against passive activity gain or loss and any such losses would be capital losses that, except to a limited extent, could only be deducted to the extent you have capital gains.

You may incur tax liability in excess of the cash distributions you receive in a particular year.

In any particular year, your tax liability from owning our Interests may exceed the cash distributions you receive from this investment. While we expect that your net taxable income from owning our Interests for most years will be less than your cash distributions in those years, to the extent any of our debt is repaid with income or proceeds from Capital Asset sales, taxable income could exceed the amount of cash distributions you receive in those years. Additionally, a sale of our investments may result in taxes in a given year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of cash distributions. Your tax liability could also exceed the amount of cash distributions you receive due to allocations designed to cause our limited partners' capital accounts (as adjusted by certain items) to be equal on a per Interest basis. Therefore, you may have to pay any excess tax liability with funds from another source, because the distributions we make may not be sufficient to pay such excess tax liability. Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than your share of our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

You may be subject to greater income tax obligations than originally anticipated due to special depreciation rules.

We may acquire Capital Assets subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the Capital Assets that we may purchase may not be eligible for accelerated depreciation under the Modified Accelerated Cost Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code. Further, if we acquire Capital Assets that the Code deems to be tax-exempt use property and the leases do not satisfy certain requirements, losses attributable to such Capital Assets are suspended and may be deducted only against income we receive from those Capital Assets or when we dispose of such Capital Assets. Depending on the Capital Assets that we acquire and their eligibility for accelerated depreciation under the Code, we may have fewer depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

There are limitations on your ability to deduct our losses.

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Interests. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk rules on an activity by activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Based on the tax rules, we expect that we will have multiple activities for purposes of the at-risk rules. Specifically, our lending activities must be analyzed separately from our leasing activities, and our leasing activities must be further divided into separate year-by-year groups according to the tax year the Capital Assets are placed in service. As such, you cannot aggregate income and loss from our separate activities for purposes of determining your ability to deduct your share of our losses under the at-risk rules.

Additionally, your ability to deduct losses attributable to passive activities is restricted. Some of our operations will constitute passive activities and you can only use our losses from such activities to offset passive activity income in calculating tax liability. Furthermore, passive activity losses may not be used to offset portfolio income. As stated above, we expect our lending activities to generate portfolio income from the interest we receive, even though the income may be attributable to a lending trade or business. Any gains or losses we recognize from those lending activities that are associated with a trade or business are generally allowable as either passive activity income or loss, as applicable. Gains and losses we recognize from lending activities not associated with a trade or business pass through as capital gains and losses and can be offset by other capital gains and losses you may have.

The IRS may allocate more taxable income to you than our Partnership Agreement provides.

The IRS might successfully challenge our allocations of taxable income or losses. If so, the IRS would require reallocation of our taxable income and loss, resulting in an allocation of more taxable income or less loss to you than our Partnership Agreement allocates.

If you are or invest through a tax-exempt entity or organization, you will have unrelated business taxable income from this investment.

Tax-exempt entities and organizations are subject to income tax on unrelated business taxable income ("UBTI"). Such entities and organizations are required to file federal income tax returns if they have UBTI from all sources in excess of $1,000 per year. Our leasing income will constitute UBTI. Furthermore, tax-exempt organizations in the form of charitable remainder trusts will be subject to an excise tax equal to 100% of their UBTI. Thus, an investment in our Interests may not be appropriate for a charitable remainder trust and such entities should consult their own tax advisors with respect to an investment in our Interests.

To the extent that we borrow money in order to finance our lending activities, a portion of our income from such activities will be treated as attributable to debt-financed property and, to the extent so attributable, will constitute UBTI. We presently do not expect to finance our lending activities with borrowed funds. Nevertheless, the debt-financed UBTI rules are broad and there is much uncertainty in determining when, and the extent to which, property should be considered debt-financed. Thus, the IRS might assert that a portion of the assets we acquire as part of our lending activities is debt-financed property generating UBTI, especially with regard to any indebtedness we incur to fund working capital at a time when we hold loans we have acquired or made to others. If the IRS were to successfully assert that debt we believed should have been attributed to our leasing activities should instead be attributed to our lending activities, the amount of our income that constitutes UBTI would be increased.

This investment may cause you to pay additional taxes.

You may be required to pay alternative minimum tax in connection with owning our Interests, since you will be allocated a proportionate share of our tax preference items. Our General Partner's and/or our Investment Manager's operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax. In addition, if all or a portion of our lending activities are not generated from a trade or business, then a portion of our management fees and other costs related to those investments could be considered investment expenses rather than trade or business expenses. To the extent that a portion of our fees are considered investment expenses, that portion of such fees would not be deductible for alternative minimum tax purposes and would be subject to a limitation for regular tax purposes. Alternative minimum tax is treated in the same manner as the regular income tax for purposes of making estimated tax payments.

You may incur State tax and foreign tax liabilities and have an obligation to file State or foreign tax returns.

You may be required to file tax returns and pay foreign, State or local taxes, such as income, franchise or personal property taxes, as a result of an investment in our Interests, depending upon the laws of the jurisdictions in which the Capital Assets that we own are located.

Any adjustment to our tax return as a result of an audit by the IRS may result in adjustment to your tax return.

If we adjust our tax return as a result of an IRS audit, such adjustment may result in an examination of other items in your returns unrelated to us, or an examination of your tax returns for prior years. You could incur substantial legal and accounting costs in contesting any challenge by the IRS, regardless of the outcome. Further, because you will be treated for federal income tax purposes as a partner in a partnership by investing in our Interests, an audit of our tax return could potentially lead to an audit of your individual tax return. Finally, under certain circumstances, the IRS may automatically adjust your personal return without the opportunity for a hearing if it adjusts our tax return.

Some of the distributions paid with respect to our Interests will be a return of capital, in whole or in part, which will complicate your tax reporting and could cause unexpected tax consequences at liquidation.

As borrowers repay loans we have made to them and/or we depreciate our investments in leased Capital Assets over the term of our existence, it is very likely that a portion of each distribution paid by us will be considered a return of capital, rather than income. Therefore, the dollar amount of each distribution should not be considered as necessarily being all income to you. As your capital in our Interests is reduced for tax purposes over the life of your investment, you will not receive a lump sum distribution upon liquidation that equals the purchase price you paid for our Interests, such as you might expect if you had purchased a bond. Also, payments made upon our liquidation will be taxable to the extent that such payments are not a return of capital.

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income. The Schedule K-1 statement you receive from us each year will specify the amounts of capital and income you received throughout the prior year.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our General Partner’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Interests are not publicly traded and there is no established public trading market for our Interests. It is unlikely that any such market will develop.

Number of Partners
Title of Class	as of March 26, 2012
General Partner	1
Limited partners	1,619

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning the first month after each such limited partner is admitted through the end of our operating period, which we currently anticipate will be in June 2018.  We paid distributions to limited partners totaling $310,592 for the period from the Initial Closing Date through December 31, 2011.  Additionally, we paid or accrued distributions to our General Partner of $3,137 for the period from the Initial Closing Date through December 31, 2011. The terms of our loan agreement with CB&T, as amended, could restrict us from paying cash distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Interests pursuant to the offering or to participate in any future offering of our Interests, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our limited partners a per Interest estimated value of our Interests, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Interest values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Interests.  For these purposes, the estimated value of our Interests is deemed to be $1,000 per Interest as of December 31, 2011.  This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Interests and consistent with NASD Rule 2340(c), the value of our Interests is estimated to be the offering price of $1,000 per Interest (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.

Following the termination of the offering of our Interests, the estimated value of our Interests will be based on the estimated amount that a holder of an Interest would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the partners upon liquidation.  To estimate the amount that our partners would receive upon such liquidation, we will calculate the sum of:  (i) the unpaid finance lease and note receivable payments on our then-existing finance leases and notes receivable, discounted at the implicit yield for each such transaction; (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Investment Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand.  From this amount, we will then subtract our total debt outstanding and then divide that difference by the total number of Interests outstanding.

The foregoing valuation is an estimate only.  The appraisals that we obtain and the methodology utilized by our management in estimating our per Interest value will be subject to various limitations and will be based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are externally managed will be applied to our estimated per Interest valuation, and no attempt will be made to value us as an enterprise.

As noted above, the foregoing valuation is performed solely for the ERISA and FINRA purposes described above and is based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Interests or our assets. Except for independent third-party appraisals of certain assets, no independent valuation will be sought. In addition, as stated above, as there is no significant public trading market for our Interests at this time and none is expected to develop, there can be no assurance that limited partners could receive $1,000 per Interest if such a market did exist and they sold their Interests or that they will be able to receive such amount for their Interests in the future. Furthermore, there can be no assurance:

•
as to the amount limited partners may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our limited partners may receive may be less than $1,000 per Interest primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, underwriting fees, organizational and offering expenses, and acquisition or formation fees;

•	that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or
•
that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Interests.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Interests for the ERISA and FINRA purposes described above and, therefore, the $1,000 per Interest does not reflect the amount that a limited partner would currently receive under our repurchase plan.  In addition, there can be no assurance that a limited partner will be able to redeem its Interests under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

Period from July 28, 2011 (Initial Closing Date) through December 31, 2011
Total revenue	$359,298
Net loss attributable to Fund Fifteen	$(1,141,290)
Net loss attributable to Fund Fifteen allocable to limited partners	$(1,129,877)
Net loss attributable to Fund Fifteen allocable to General Partner	$(11,413)

Weighted average number of limited partnership interests outstanding	14,085
Net loss per weighted average limited partnership interest	$(80.22)
Distributions to limited partners	$310,592
Distributions per weighted average limited partnership interest	$22.05
Distributions to the General Partner	$3,137

	December 31,
	2011	2010
Total assets	$31,436,470	$1,001
Partners' equity	$26,636,467	$1,001

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Our General Partner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We are a newly organized direct financing fund that will primarily make investments in domestic and global companies, which investments will primarily be structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Interests, at which time we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Investment Manager. From the commencement of our offering on June 6, 2011 to December 31, 2011, we sold 31,529 Interests to 997 limited partners, representing $31,466,931 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011.  During the period from June 6, 2011 to March 26, 2012, we raised $66,125,435 in total equity, and will continue to raise equity until our offering period ends on or before June 6, 2013.

After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time for five years from the date we complete the offering.  This time frame is called the “operating period” and may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets in the ordinary course of business, during a time frame called the “liquidation period.”

We will seek to generate returns in three ways. We will:

•	seek to generate current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases);
•	seek to generate deferred cash flow by realizing the value of certain Capital Assets that we lease at the maturity of the investment; and
•	seek to generate a combination of both current and deferred cash flow from other structured investments.

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

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our Partnership Agreement.  Our Investment Manager, an affiliate of our General Partner, will originate and service our investments.  Our Investment Manager manages or is the investment manager for six other public equipment funds.

Current Business Environment

Recent trends indicate that domestic and global equipment financing volume is correlated to overall business investments in equipment, which are typically impacted by general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases, depending on a number of factors.  These factors include the availability of liquidity to provide equipment financing and/or provide it on terms satisfactory to borrowers, lessees, and other counterparties, as well as the desire to upgrade equipment and/or expand operations during times of growth, but also in times of recession in order to, among other things, seize the opportunity to obtain competitive advantage over distressed competitors and/or increase business as the economy recovers.

While our Investment Manager believes the U.S. economy is likely to continue its recovery, our Investment Manager believes this recovery will maintain its gradual progression. Further, this recovery will likely face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election-year uncertainty, and the European sovereign debt crisis.

Significant Transactions

We engaged in the following significant transactions from the Initial Closing Date through December 31, 2011:

Notes Receivable

On October 27, 2011, we made a term loan to NTS in the amount of $6,850,000. The loan bears interest at 12.75% per year and matures in November 2016.  The loan is secured by a first priority security interest in substantially all of NTS’s assets and a mortgage over certain real property.

On November 22, 2011, we made a $5,298,947 second priority term loan to Ensaimada.  The loan bears interest at 17% per year and the entire principal amount matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by N&P Shipping Co. (“N&P”) and one of N&P’s shareholders.

Marine Vessels

On December 19, 2011, we, through a joint venture owned 60% by us and 40% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity managed by our Investment Manager (“Fund Fourteen”), agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel will be the lesser of $25,000,000 and the fair market value of the vessel as determined two weeks before its delivery date, which is expected to occur on or before April 30, 2012. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price and will fund the remaining portion upon delivery of the vessel. Simultaneously with the funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management for a period of nine-years to commence on such delivery date. Until the delivery of the vessel, the asset has been classified as a Vessel asset on the consolidated balance sheets while it undergoes modifications. For the purpose of purchasing the Lewek Ambassador, the joint venture was capitalized using a combination of debt and equity.  The joint venture has recorded notes payable to us and Fund Fourteen in the amounts of $4,200,000 and $2,800,000, respectively.  The notes bear interest at 17% per year and mature eighty-four months from the delivery of the vessel.  As the joint venture consolidates into us, the note payable between the joint venture and us is eliminated in consolidation.  The note payable to Fund Fourteen survives through the consolidation and is presented within Due to General Partner and Affiliates on the consolidated balance sheets.

Telecommunications Equipment

On August 11, 2011, we contributed approximately $1,836,000 of capital, inclusive of acquisition fees, to ICON Juniper II, LLC, a joint venture with Fund Fourteen, after which our and Fund Fourteen’s ownership interests in the joint venture were approximately 29.2% and 70.8%, respectively.  On June 9, 2011, ICON Juniper II purchased approximately $6,359,000 of information technology equipment and simultaneously leased the equipment to Global Crossing. The base term of the lease schedule is for a period of thirty-six months, commencing on July 1, 2011.  On October 20, 2011, we exchanged our 29.2% ownership interest in the joint venture for our proportionate share of lease schedules, which schedules were previously owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No material gain or loss was recorded as a result of this transaction.

In connection with the transactions that we entered into during the year ended December 31, 2011, we paid acquisition fees to our Investment Manager in the aggregate amount of approximately $1,464,000.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition;
•	Asset impairments;
•	Depreciation;
•	Notes receivable and revenue recognition; and
•	Credit quality of notes receivable and allowance for credit losses.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized as a reduction of finance income over the lease term.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

Our Investment Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

The residual value assumes, among other things, that the asset would be utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized deferred fees, premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Deferred fees, discounts and premiums are amortized to finance income in our consolidated statement of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon our Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash is received.

Credit Quality of Notes Receivable and Allowance for Credit Losses

The Investment Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

Our notes receivable are limited in number and are spread across a range of industries.  Accordingly, we do not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, we are able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history.  If a note becomes nonperforming due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes if a reserve should be established or if the note should be restructured.  Such events would be specifically disclosed in the discussion of each note held.

Results of Operations for the Period from the Initial Closing Date through December 31, 2011 (the “2011 Period”)

Total revenue for the 2011 Period was $359,298, which was primarily attributable to the finance income generated from our notes receivable with NTS and Ensaimada, as well as the income generated from our investment in the ICON Juniper II joint venture prior to its termination on October 20, 2011.

Total expenses for the 2011 Period were $1,521,252, which were primarily comprised of administrative expense reimbursements to our General Partner in the amount of approximately $1,109,000. Administrative expense reimbursements are costs incurred by our General Partner or its affiliates that are necessary for our operations.

Net Loss

As a result of the foregoing factors, the net loss for the 2011 Period was $1,141,290. The net loss per weighted average Interest for the 2011 Period was $80.22.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2011, we had cash of $5,383,978. Pursuant to the terms of our offering, we established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2011, the cash reserve was $157,335. During our offering period, our main source of cash will be from financing activities and our main use of cash will be in investing activities.

We are offering our Interests on a “best efforts” basis with the current intention of raising up to $418,000,000.  As additional Interests are sold, we will experience a relative increase in liquidity as cash is received, and then a relative decrease in liquidity as cash is expended to make investments.

We will use the net proceeds of the offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.  We seek to acquire a portfolio of Capital Assets that is comprised of both transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of certain Capital Assets that we lease at the maturity of the investment, or (c) a combination of both.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities. In addition, as of December 31, 2011, we have $5,000,000 available to us under a revolving line of credit with CB&T.  Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

From the commencement of our offering period on June 6, 2011 through December 31, 2011, we sold 31,529 Interests to 997 limited partners, representing $31,466,931 of capital contributions. From the Initial Closing Date on July 28, 2011 through December 31, 2011, we have paid or accrued sales commissions to third parties of $2,152,342 and underwriting fees to ICON Investments of $937,460.  In addition, organization and offering expenses of $1,522,043 were paid or accrued by us, our General Partner or its affiliates during this period.

Operating Activities

Cash used in operating activities in the 2011 Period of $863,372 is primarily related to payments made for administrative expense reimbursements and general and administrative expenses, which were partially offset by distributions received from our investment in a joint venture.

Investing Activities

Cash used in investing activities in the 2011 Period of $24,328,446 is primarily related to our four investments in Capital Assets.

Financing Activities

Cash provided by financing activities in the 2011 Period of $30,574,795 is primarily related to the proceeds from the sale of our Interests, as well as the investment in a subsidiary by a noncontrolling interest, partially offset by the sales and offering expenses paid.

Sources of Liquidity

We believe that cash generated from the sale of Interests pursuant to our offering and other financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. In addition, our revolving line of credit, which expires on March 31, 2013, is available for additional working capital needs or new investment opportunities. Our revolving line of credit is discussed in further detail in “Financings and Borrowings” below.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.  See “Item 1A. Risk Factors.”
Financings and Borrowings

Revolving Line of Credit, Recourse

We have a revolving line of credit with CB&T of up to $5,000,000 (“the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At December 31, 2011, we had $5,000,000 available under the Facility.

The Facility expires on March 31, 2013 and we may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.50% per year, provided that all interest rates on advances under the facility are subject to an interest rate floor of 4.00% per year. In addition, we are obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.

There are no borrowings outstanding under the Facility at December 31, 2011.

At December 31, 2011, we were in compliance with all covenants related to the Facility.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid or accrued distributions to our General Partner and limited partners of $3,137 and $310,592, respectively, during the 2011 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition taken as a whole.  We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2011.

Off-Balance Sheet Transactions

None.

Subsequent Events

On February 3, 2012, we made a term loan in the amount of $7,250,000 to subsidiaries of Revstone Transportation, LLC. The loan bears interest at 15% per year and is for a period of sixty months. The loan is secured by all of Revstone’s assets, including a mortgage over real property.

On February 29, 2012, we made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC. The loan bears interest at variable rates ranging between 12% to 14.5% per year and is for a period of thirty-one months. The loan is secured by a second priority interest on all of VAS’s assets.

On March 9, 2012, we made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of sixty-months.  The loan is secured by all of Kanza’s assets.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases and all of our notes receivable contain fixed interest rates. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase or decrease significantly, leases and notes receivable already in place would generally not be affected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant at this time to both our financial position and our results of operations.

With respect to the Facility, which is subject to a variable interest rate, we have no outstanding amounts as of December 31, 2011.  Our Investment Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ICON ECI Fund Fifteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON ECI Fund Fifteen, L.P. (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for the period from July 28, 2011 through December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON ECI Fund Fifteen, L.P. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the period from July 28, 2011 through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

March 30, 2012
New York, New York

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets

	December 31,	December 31,
	2011	2010
Cash	$5,383,978	$1,001
Notes receivable	13,014,700	-
Net investment in finance lease	1,681,451	-
Vessel	9,625,000	-
Deferred charges, net	1,236,399	-
Other assets, net	494,942	-

Total Assets	$31,436,470	$1,001

Liabilities and Equity

Liabilities:
Due to General Partner and affiliates	$3,420,832	$-
Accrued expenses	349,835	-

Total Liabilities	3,770,667	-

Commitments and contingencies (Note 12)

Partners’ Equity:
Limited Partners	26,651,016	1,000
General Partner	(14,549)	1

Total Partners’ Equity	26,636,467	1,001

Noncontrolling Interest	1,029,336	-

Total Equity	27,665,803	1,001

Total Liabilities and Equity	$31,436,470	$1,001

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Operations

Period from July 28, 2011 (Initial Closing Date) through December 31, 2011
Revenue:
Finance income	$294,664
Income from investment in joint venture	57,082
Other income	7,552

Total revenue	359,298

Expenses:
Management fees	12,696
Administrative expense reimbursements	1,109,362
General and administrative	294,905
Interest	42,944
Other	61,345

Total expenses	1,521,252

Net loss	$(1,161,954)

Less: Net loss attributable to noncontrolling interest	(20,664)

Net loss attributable to Fund Fifteen	$(1,141,290)

Net loss allocable to:
Limited Partners	$(1,129,877)
General Partner	(11,413)

$(1,141,290)

Weighted average number of limited
partnership interests outstanding	14,085

Net loss per weighted average limited
partnership interest outstanding	$(80.22)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited		Partners’	Noncontrolling	Total
	Interests	Partners	General Partner	Equity	Interest	Equity
Balance, July 28, 2011	1	$1,000	$1	$1,001	$-	$1,001

Net loss	-	(1,129,877)	(11,413)	(1,141,290)	(20,664)	(1,161,954)
Redemption of limited partnership interest	(1)	(1,000)	-	(1,000)	-	(1,000)
Proceeds from sale of limited partnership interests	31,529	31,466,931	-	31,466,931	-	31,466,931
Sales and offering expenses	-	(3,375,446)	-	(3,375,446)	-	(3,375,446)
Cash distributions paid or accrued to partners	-	(310,592)	(3,137)	(313,729)	-	(313,729)
Investment by noncontrolling interest	-	-	-	-	1,050,000	1,050,000

Balance, December 31, 2011	31,529	$26,651,016	$(14,549)	$26,636,467	$1,029,336	$27,665,803

See accompanying notes to consolidated financial statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Cash Flows

Period from July 28, 2011 (Initial Closing Date) through December 31, 2011
Cash flows from operating activities:
Net loss	$(1,161,954)
Adjustments to reconcile net loss to net cash
used in operating activities:
Finance income	17,168
Income from investment in joint venture	(57,082)
Interest expense from amortization of debt financing costs	6,609
Other income	(7,552)
Changes in operating assets and liabilities:
Other assets, net	(482,551)
Accrued expenses	349,835
Due to General Partner and affiliates	415,073
Distributions from joint venture	57,082

Net cash used in operating activities	(863,372)

Cash flows from investing activities:
Purchase of equipment	(9,625,000)
Investment in joint venture	(1,835,843)
Distributions received from joint venture in excess of profit	101,674
Principal repayment on net investment in finance lease	67,446
Investment in notes receivable	(13,036,723)

Net cash used in investing activities	(24,328,446)

Cash flows from financing activities:
Sale of limited partnership interests	31,466,931
Sales and offering expenses paid	(3,078,311)
Deferred charges paid	(1,350,000)
Investment by noncontrolling interest	1,050,000
Proceeds from note payable issued by joint venture	2,800,000
Cash distributions to partners	(312,825)
Redemption of limited partnership interest	(1,000)

Net cash provided by financing activities	30,574,795

Net increase in cash	5,382,977
Cash, beginning of the period	1,001

Cash, end of the period	$5,383,978

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Cash Flows

Period from July 28, 2011 (Initial Closing Date) through December 31, 2011

Supplemental disclosure of non-cash investing and financing activities:

Exchange of noncontrolling interest in investment in joint venture for net investment in finance lease	$1,741,721
Organizational and offering expenses and other costs due to Investment Manager	$191,043
Organizational and offering expenses charged to equity	$285,644
Underwriting fees due to ICON Investments	$11,491
Distributions payable to General Partner	$904

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

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

At any time prior to the time that the offering of Interests is terminated, the Partnership may, at its sole discretion, increase the offering to a maximum of up to $618,000,000 of capital, consisting of 620,000 Interests, provided that the offering period is not extended in connection with such change. The Partnership is currently in its offering period, which commenced on June 6, 2011 and is anticipated to end no later than June 2013.

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

As of July 28, 2011 (the “Initial Closing Date”), the Partnership raised a minimum of $1,200,000 from the sale of Interests, at which time the Partnership commenced operations. Upon the commencement of operations on the Initial Closing Date, the Partnership returned the initial capital contribution of $1,000 to ICON Capital Corp., a Delaware corporation and the investment manager of the Partnership (the “Investment Manager”). During the period from June 6, 2011 to December 31, 2011, the Partnership sold 31,529 Interests to 997 limited partners, representing $31,466,931 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until the Partnership raised total equity in the amount of $20,000,000, which the Partnership achieved on November 17, 2011. During the period from June 6, 2011 to December 31, 2011, the Partnership has paid or accrued sales commissions to third parties and various fees to the General Partner and its affiliates. Through December 31, 2011, the Partnership has paid or accrued the following commissions and fees in connection with its offering of Interests: (i) sales commissions to third parties in the amount of $2,152,342 and (ii) underwriting fees in the amount of $937,460 to ICON Securities Corp. d/b/a ICON Investments, an affiliate of the General Partner and the dealer-manager of the offering of Interests. In addition, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $1,522,043. During the period ended December 31, 2011, organizational and offering expenses in the amount of $285,644 were recorded as a reduction of partners’ equity.

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

ICON ECI Fund Fifteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  In the opinion of the General Partner, all adjustments considered necessary for a fair presentation have been included.

The consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiaries and other controlled entities.  All intercompany accounts and transactions have been eliminated in consolidation.  In joint ventures where the Partnership has controlling financial interest, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture.  The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

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

Cash and Cash Equivalents

The Partnership’s cash is held at one financial institution and at times may exceed insured limits. The Partnership periodically evaluates the creditworthiness of this institution and has not experienced any losses on such deposits. Cash equivalents include highly liquid investments with original maturity dates of three months or less. The Partnership did not have any cash equivalents at December 31, 2011 or December 31, 2010.

Risks and Uncertainties

In the normal course of business, the Partnership is exposed to two significant types of economic risk: credit and market.   Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties will be dispersed across different industry segments within the United States of America and throughout the world.  Although the Partnership does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate. See Note 9 for a discussion of concentrations of risk.

Market risk reflects the change in the value of debt instruments and credit facilities due to changes in interest rate spreads or other market factors.  The Partnership believes that the carrying value of its investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Asset Impairments

The significant assets in the Partnership’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the Partnership’s consolidated statement of operations in the period the determination is made.

ICON ECI Fund Fifteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies - continued

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and the Partnership does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Deferred Charges

The costs of organizing the Partnership and offering the Interests are capitalized by the Partnership and amortized as a reduction of equity over the estimated offering period, generally two years from the effective date of the offering.  The unamortized balance of these costs is reflected on the consolidated balance sheets as deferred charges, net.

Revenue Recognition

The Partnership provides financing to third parties, generally in the form of leases and loans.  With respect to leases of Capital Assets, each lease is classified as either a finance lease or an operating lease, based upon the terms of the lease.  Loans are typically classified as notes receivable.

For finance leases and notes receivable, the Partnership records finance income on the Partnership’s consolidated statement of operations using the effective interest rate method, which results in a constant rate of return over the lease or loan term.  For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected.  The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

The recognition of revenue may be suspended when deemed appropriate by the General Partner, in accordance with the Partnership’s policy on doubtful accounts.

Notes Receivable

Notes receivable are reported in the Partnership’s consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized deferred fees, premiums or discounts on purchased loans. Deferred fees, discounts and premiums are amortized to finance income using the effective interest rate method in the Partnership’s consolidated statement of operations. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in the Partnership’s consolidated balance sheets. Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Partnership periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Partnership’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Credit Quality of Notes Receivable and Allowance for Credit Losses

The Investment Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers.  A potential borrower’s credit application is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

ICON ECI Fund Fifteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(2)	Summary of Significant Accounting Policies - continued

The Partnership’s notes receivable are limited in number and are spread across a range of industries.  Accordingly, the Partnership does not aggregate notes receivable into portfolio segments or classes.  Due to the limited number of notes receivable, the Partnership is able to estimate the allowance for credit losses based on a detailed analysis of each note receivable as opposed to using portfolio based metrics and allowance for credit losses.  Notes are analyzed quarterly and categorized as either performing or nonperforming based on payment history.  If a note becomes nonperforming due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes if a reserve should be established or if the note should be restructured.  Such events would be specifically disclosed in the discussion of each note held.

Initial Direct Costs

The Partnership capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. The Partnership pays acquisition fees to the Investment Manager equal to 2.50% of the investment made in Capital Assets by or on behalf of the Partnership, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Asset over the amount of the investment, if any.  These costs are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the Partnership’s consolidated statement of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the Partnership’s consolidated statement of operations.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, allowance for credit losses, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”), which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 becomes effective for the Partnership’s interim and annual periods beginning after December 15, 2011. The Partnership does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate, but consecutive statements. The adoption of ASU 2011-05 becomes effective for the Partnership's interim and annual periods beginning January 1, 2012. The Partnership does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

ICON ECI Fund Fifteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(3)	Notes Receivable

On October 27, 2011, the Partnership made a term loan to Xfone USA, Inc. and certain affiliates (collectively, “Xfone”) in the amount of $6,850,000. The loan bears interest at 12.75% per year and matures in November 2016.  The loan is secured by a first priority security interest in substantially all of Xfone’s assets and a mortgage over certain real property.

On November 22, 2011, the Partnership made a $5,298,947 second priority term loan to Ensaimada S.A. The loan bears interest at 17% per year and the entire principal amount matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada.  All of Ensaimada’s obligations under the loan agreement are guaranteed by N&P Shipping Co. and one of N&P’s shareholders.

As of December 31, 2011, the Investment Manager determined that no allowance for credit losses was required.

(4)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following at December 31, 2011:

Minimum rents receivable	$1,786,018
Estimated residual value	328,191
Initial direct costs, net	40,812
Unearned income	(473,570)
Net investment in finance lease	$1,681,451

Telecommunications Equipment

On June 9, 2011, ICON Juniper II, LLC, a joint venture with ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity managed by the Investment Manager (“Fund Fourteen”), purchased approximately $6,359,000 of information technology equipment and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). The base term of the lease schedule is for a period of 36 months, commencing on July 1, 2011.  Pursuant to the terms of the joint venture, the Partnership had the right to contribute capital on, or prior to, the six-month anniversary of the date the joint venture acquired the equipment. On August 11, 2011, the Partnership contributed approximately $1,836,000 of capital, inclusive of acquisition fees, to ICON Juniper II after which the Partnership’s and Fund Fourteen’s ownership interests in the joint venture were approximately 29.2% and 70.8%, respectively.

On October 20, 2011, the Partnership exchanged its 29.2% ownership interest in the joint venture for its proportionate share of the lease schedules that were previously owned by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No material gain or loss was recorded as a result of this transaction.

On December 19, 2011, the Partnership, through a joint venture owned 60% by the Partnership and 40% by Fund Fourteen, agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel will be the lesser of $25,000,000 and the fair market value of the vessel as determined two weeks before the vessel's delivery date, which is expected to occur on or before April 30, 2012. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price and will fund the remaining portion upon delivery of the vessel. Simultaneously with the funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management for a period of nine-years to commence on the delivery date of the vessel. Until the delivery of the vessel, the asset has been classified as a Vessel asset on the consolidated balance sheets while it undergoes modifications. For the purpose of purchasing the Lewek Ambassador, the joint venture was capitalized using a combination of debt and equity.  The joint venture has recorded notes payable to the Partnership and Fund Fourteen in the amounts of $4,200,000 and $2,800,000, respectively.  The notes bear interest at 17% per year and mature eighty-four months from the delivery of the vessel. As the joint venture consolidates into the Partnership, the note payable between the joint venture and the Partnership is eliminated in consolidation.  The note payable to Fund Fourteen is presented within Due to General Partner and Affiliates on the consolidated balance sheets.

Non-cancelable minimum annual amounts due on the investment in the finance lease over the remaining term of the lease were as follows at December 31, 2011:

Years Ending December 31,
2012	$714,407
2013	714,407
2014	357,204
Total	$1,786,018

ICON ECI Fund Fifteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(5)	Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest.

The Facility expires on March 31, 2013 and the Partnership may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the facility are subject to an interest rate floor of 4.0% per year. In addition, the Partnership is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.

There are no borrowings outstanding under the Facility at December 31, 2011. At December 31, 2011, the Partnership was in compliance with all covenants related to the Facility.

(6)	Capital Contribution

The General Partner made an initial capital contribution of $1 to the Partnership. In addition, the Investment Manager made an initial capital contribution of $1,000 to the Partnership and was admitted as a limited partner on September 23, 2010.  The Investment Manager’s capital contribution was returned to the Investment Manager following the commencement of operations of the Partnership.

(7)	Transactions with Related Parties

The Partnership has entered into agreements with the General Partner, the Investment Manager and ICON Investments, whereby the Partnership pays certain fees and reimbursements to these parties. ICON Investments is entitled to receive a 3.0% underwriting fee from the gross proceeds from sales of the Partnership’s Interests.

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

ICON ECI Fund Fifteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(7)	Transactions with Related Parties - continued

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

Entity	Capacity	Description	Period from July 28, 2011 through December 31, 2011
ICON Capital Corp.	Investment Manager	Organizational and offering expense reimbursements (1)	$1,522,043
ICON Investments	Dealer-Manager	Underwriting fees (2)	937,460
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	1,463,750
ICON Capital Corp.	Investment Manager	Management fees (4)	12,696
ICON Capital Corp.	Investment Manager	Administrative expense reimbursements (4)	1,109,362
Fund Fourteen	Noncontrolling Interest	Interest expense on intercompany loan (4)	17,189
			$5,062,500

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership's accounting policies.
(4) Amount charged directly to operations.

At December 31, 2011, the Partnership had a net payable of $3,420,832 due to the General Partner and its affiliates that primarily consisted of a note payable of $2,800,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador (See Note 4), administrative expense reimbursements of approximately $371,000 and organization and offering expense reimbursements of approximately $172,000.

From January 1, 2012 to March 26, 2012, the Partnership raised an additional $34,658,504 in capital contributions and has paid or accrued underwriting fees to ICON Investments in the amount of $1,028,718.

(8)	Fair Value Measurements

Fair value information with respect to the Partnership’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s fixed rate notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type.

	December 31, 2011
	Carrying Amount	Fair Value
Fixed rate notes receivable	$13,014,700	$13,097,796

ICON ECI Fund Fifteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(9)	Concentrations of Risk

At times, the Partnership's cash and cash equivalents may exceed insured limits. The Partnership has placed these funds in a high quality institution in order to minimize the risk of loss relating to exceeding insured limits.

For the period ended December 31, 2011 the Partnership had one lessee that accounted for 19.17% of the Partnership’s finance income.

For the period ended December 31, 2011, the Partnership had two borrowers that accounted for 80.83% of the Partnership’s finance income.

(10)	Geographic Information

Geographic information for revenue, based on the country of origin, and long-lived assets, which includes a finance lease, an investment in a joint venture and notes receivable, were as follows:

	Period from July 28, 2011 (Initial Closing Date) through December 31, 2011
	United
	States	Vessels (a)	Total
Revenue:
Finance income	$211,760	$82,904	$294,664
Income from investment in joint venture	$57,082	$-	$57,082

	At December 31, 2011
	United
	States	Vessels (a)	Total
Long-lived assets:
Net investment in finance lease	$1,681,451	$-	$1,681,451
Notes receivable	$6,947,914	$6,066,786	$13,014,700
Vessel	$-	$9,625,000	$9,625,000

(a) Vessels are free to trade worldwide

(11)	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	(unaudited)				Year ended
	Quarters Ended in 2011				December 31,
	March 31,	June 30,	September 30,	December 31,	2011

Total revenue	$-	$-	$40,712	$318,586	$359,298

Net loss	$-	$-	$(450,498)	$(711,456)	$(1,161,954)

Net loss attributable to Fund Fifteen
allocable to limited partners	$-	$-	$(445,993)	$(683,884)	$(1,129,877)

Weighted average number of limited partnership
interests outstanding	-	-	5,333	20,492	14,085

Net loss attributable to Fund Fifteen
per weighted average limited partnership interest	$-	$-	$(83.63)	$(33.37)	$(80.22)

ICON ECI Fund Fifteen, L.P.
 (A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2011

(12)	Commitments and Contingencies

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

(13)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded by the Partnership since the liability for such taxes is the responsibility of each of the individual partners rather than the Partnership.  The Partnership’s income tax returns are subject to examination by federal and State taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

At December 31, 2011 and 2010, the partners’ equity included in the consolidated financial statements totaled $26,636,467 and $1,001, respectively. The partners’ capital for federal income tax purposes at December 31, 2011 and 2010 totaled $30,064,995 and $1,001, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net loss for financial statement reporting purposes to the net loss for federal income tax purposes for the period ended December 31, 2011:

2011
Net loss attributable to Fund Fifteen	$(1,141,290)
Rental income	-
Depreciation and amortization	17,613
Tax gain (loss) from consolidated joint venture	(365)
Other	34,851
Net loss for federal income tax purposes	$(1,089,191)

(14)	Subsequent Events

On February 3, 2012, the Partnership made a term loan in the amount of $7,250,000 to subsidiaries of Revstone Transportation, LLC (“Revstone”). The loan bears interest at 15% per year and is for a period of sixty months. The loan is secured by all of Revstone’s assets, including a mortgage over real property.

On February 29, 2012, the Partnership made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC (”VAS”).  The loan bears interest at variable rates ranging between 12% to 14.5% per year and is for a period of thirty-one months. The loan is secured by a second priority interest on all of VAS’s assets.

On March 9, 2012, the Partnership made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. (“Kanza”). The loan bears interest at 13% per year and is for a period of sixty-months.  The loan is secured by all of Kanza’s assets.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2011, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and its Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner’s Co-Chief Executive Officers and Principal Accounting and Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based upon its assessment, our General Partner believes that, as of December 31, 2011, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Manager and Corporate Governance

Our Manager, ICON Capital Corp., a Delaware corporation (“ICON”), was formed in 1985. Our Manager's principal office is located at 3 Park Avenue 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Manager provides services relating to the day-to-day management of our equipment.  These services include collecting payments due from lessees, borrowers and other counterparties; remarketing equipment that is off-lease; inspecting equipment; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	41	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	39	Co-Chairman, Co-Chief Executive Officer and Co-President
Joel S. Kress	39	Senior Managing Director
Keith S. Franz	43	Managing Director
David J. Verlizzo	39	Managing Director and Counsel
Craig A. Jackson	52	Managing Director
Harry Giovani	37	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-President, Co-CEO and Director joined ICON in 2001. Prior to purchasing the company, Mr. Reisner held various positions in the firm including, Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-President, Co-CEO, and Director originally joined ICON in 1999. Prior to purchasing the company, Mr. Gatto held various positions in the firm including, Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, co-founded a specialty business consulting firm in New York City where he served as its managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Senior Managing Director, joined ICON in 2005 as Vice President and Associate General Counsel. In 2006, he was promoted to Senior Vice President and General Counsel, and in 2007, was promoted to his current position. Prior to joining ICON, Mr. Kress was an attorney from 2001 to 2005, with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments. Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

Keith S. Franz, Managing Director, joined ICON in March 2009. Mr. Franz was previously Vice President of Accounting and Finance from March 2009 to July 2011. Mr. Franz was previously a Senior Manager at Smart & Associates LLP from December 2008 until March 2009 and the Vice President of Corporate Finance for Audiovox Corporation from August 2004 to November 2008.  Prior to Audiovox, from September 1991 through August 2004, Mr. Franz was employed by Ernst & Young LLP, rising to the level of Senior Audit Manager.  Mr. Franz received a B.S. from Binghamton University and is a certified public accountant.

David J. Verlizzo has been Managing Director and Counsel, joined ICON in 2005.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to June 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006. Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities law compliance, and corporate and commercial transactions. Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from the University of Scranton.

Craig A. Jackson, Managing Director, joined ICON in February in 2006. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Managing Director - Chief Credit Officer, joined ICON in 2008. Most recently he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Accounting and Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Manager.  Our Manager's address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Period from July 28, 2011 through December 31, 2011
ICON Capital Corp.	Investment Manager	Organizational and offering expense reimbursements (1)	$1,522,043
ICON Investments	Dealer-Manager	Underwriting fees (2)	937,460
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	1,463,750
ICON Capital Corp.	Investment Manager	Management fees (4)	12,696
ICON Capital Corp.	Investment Manager	Administrative expense reimbursements (4)	1,109,362
Fund Fourteen	Noncontrolling Interest	Interest expense on intercompany loan (4)	17,189
			$5,062,500

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the our accounting policies.
(4) Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.  We paid or accrued distributions to our General Partner of $3,137 for the period from the Initial Closing Date through December 31, 2011. Our General Partner’s interest in our net loss was $11,413 for the period from the Initial Closing Date through December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)	As of March 26, 2012, no directors or officers of our General Partner own any of our equity securities.

(c)	Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 4 and 7 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties, respectively.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our General Partner’s directors are independent. Under this definition, the board of directors of our General Partner has determined that our General Partner does not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2011, our auditors provided audit services relating to our Registration Statement on Form S-1, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.  The following table presents the fees for both audit and non–audit services rendered by Ernst & Young LLP for the years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees	$304,500	$13,000
Tax Fees	2,907	-

	$307,407	$13,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON ECI Fund Fifteen, L.P.
(Registrant)

By: ICON GP 15, LLC
      (General Partner of the Registrant)

March 30, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICON ECI Fund Fifteen, L.P.
(Registrant)

By: ICON GP 15, LLC
      (General Partner of the Registrant)

March 30, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Accounting and Financial Officer)

56