Form 10-Q
period 2012-03-31
ICON ECI FUND FIFTEEN, L.P.
filed 2012-05-15
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2012

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 PArk Avenue, 4th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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
[  ] Yes [x] No

Number of outstanding limited partnership interests of the registrant on May 11, 2012 is 80,937.

 PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets
	March 31,
	2012	December 31,
	(unaudited)	2011
Cash	$23,180,514	$5,383,978
Net investment in notes receivable	27,456,694	13,014,700
Net investment in finance lease	1,570,413	1,681,451
Vessel	9,625,000	9,625,000
Deferred charges	1,196,677	1,236,399
Other assets	482,590	494,942

Total Assets	$63,511,888	$31,436,470

Liabilities and Equity

Liabilities:
Due to General Partner and affiliates	$3,321,944	$3,420,832
Deferred revenue	22,400	-
Accrued expenses and other liabilities	124,318	349,835

Total Liabilities	3,468,662	3,770,667

Commitments and contingencies (Note 8)

Partners’ Equity:
Limited Partners	59,062,245	26,651,016
General Partner	(22,792)	(14,549)

Total Partners’ Equity	59,039,453	26,636,467

Noncontrolling Interest	1,003,773	1,029,336

Total Equity	60,043,226	27,665,803

Total Liabilities and Equity	$63,511,888	$31,436,470

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Operations
(unaudited)

Three Months Ended March 31, 2012
Revenue:
Finance income	$705,195
Other income	3,769

Total revenue	708,964

Expenses:
Management fees	26,817
Administrative expense reimbursements	419,085
General and administrative	232,801
Interest	188,093

Total expenses	866,796

Net loss	$(157,832)

Less: Net loss attributable to noncontrolling interest	(143,063)

Net loss attributable to Fund Fifteen	$(14,769)

Net loss allocable to:
Limited Partners	$(14,621)
General Partner	(148)

$(14,769)

Weighted average number of limited
partnership interests outstanding	52,155

Net loss per weighted average limited
partnership interest outstanding	$(0.28)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited		Partners’	Noncontrolling	Total
	Interests	Partners	General Partner	Equity	Interest	Equity

Balance, December 31, 2011	31,529	$26,651,016	$(14,549)	$26,636,467	$1,029,336	$27,665,803

Net loss	-	(14,621)	(148)	(14,769)	(143,063)	(157,832)
Proceeds from sale of limited partnership interests	37,187	37,118,509	-	37,118,509	-	37,118,509
Sales and offering expenses	-	(3,891,204)	-	(3,891,204)	-	(3,891,204)
Cash distributions paid	-	(801,455)	(8,095)	(809,550)	-	(809,550)
Investment by noncontrolling interest	-	-	-	-	117,500	117,500

Balance, March 31, 2012 (unaudited)	68,716	$59,062,245	$(22,792)	$59,039,453	$1,003,773	$60,043,226

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Cash Flows
(unaudited)

Three Months Ended March 31, 2012
Cash flows from operating activities:
Net loss	$(157,832)
Adjustments to reconcile net loss to net cash
used in operating activities:
Finance income	64,090
Interest expense from amortization of debt financing costs	2,478
Changes in operating assets and liabilities:
Other assets	9,871
Accrued expenses	(225,517)
Deferred revenue	22,400
Due to General Partner and affiliates	(128,825)

Net cash used in operating activities	(413,335)

Cash flows from investing activities:
Principal repayment on finance lease	105,222
Investment in notes receivable	(14,560,686)
Principal repayment on notes receivable	60,417

Net cash used in investing activities	(14,395,047)

Cash flows from financing activities:
Sale of limited partnership interests	37,118,509
Sales and offering expenses paid	(3,617,390)
Deferred charges paid	(204,151)
Investment by noncontrolling interest	117,500
Cash distributions to partners	(809,550)

Net cash provided by financing activities	32,604,918

Net increase in cash	17,796,536
Cash, beginning of the period	5,383,978

Cash, end of the period	$23,180,514

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Cash Flows
(unaudited)

Three Months Ended March 31, 2012
Supplemental disclosure of non-cash financing activities:

Change in organizational and offering expenses and other costs due to Investment Manager	$1,951
Organizational and offering expenses charged to equity	$241,922
Change in underwriting fees due to ICON Investments	$31,889

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
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

At any time prior to the time that the offering of Interests is terminated, the Partnership may, at its sole discretion, increase the offering to a maximum of up to $618,000,000 of capital, consisting of 620,000 Interests; provided, however, that the offering period may not be extended in connection with such change. The Partnership is currently in its offering period, which commenced on June 6, 2011 and is anticipated to end no later than June 6, 2013.

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

As of July 28, 2011 (the “Initial Closing Date”), the Partnership raised a minimum of $1,200,000 from the sale of Interests, at which time the Partnership commenced operations. Upon the commencement of operations on the Initial Closing Date, the Partnership returned the initial capital contribution of $1,000 to ICON Capital Corp., a Delaware corporation and the investment manager of the Partnership (the “Investment Manager”). During the period from June 6, 2011 to March 31, 2012, the Partnership sold 68,716 Interests to 1,674 limited partners, representing $68,585,440 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until the Partnership raised total equity in the amount of $20,000,000, which the Partnership achieved on November 17, 2011. During the period from June 6, 2011 to March 31, 2012, the Partnership paid or accrued the following commissions and fees in connection with its offering of Interests: (i) sales commissions to third parties in the amount of $4,699,100 and (ii) underwriting fees in the amount of $2,039,982 to ICON Securities Corp. d/b/a ICON Investments, an affiliate of the General Partner and the dealer-manager of the offering of the Interests (“ICON Investments”). In addition, during such period, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $1,724,243. From the Initial Closing Date through March 31, 2012, organizational and offering expenses in the amount of $527,568 were recorded as a reduction of partners’ equity.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
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

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  The results for the interim period are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiaries and other controlled entities.  All intercompany accounts and transactions have been eliminated in consolidation.  In joint ventures where the Partnership has a controlling financial interest, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture.  The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

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

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Credit Quality of Notes Receivable and Direct Finance Leases and Allowance for Credit Losses

The Investment Manager weighs all credit decisions on a combination of external credit ratings as well as internal credit evaluations of all potential borrowers. A potential borrower’s credit is analyzed using those credit ratings as well as the potential borrower’s financial statements and other financial data deemed relevant.

As the Partnership’s notes receivable and direct finance leases (each, a “Note” and, collectively, the “Notes”) are limited in number, the Partnership is able to estimate the allowance for credit losses based on a detailed analysis of each Note as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a Note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes if a reserve should be established or if the Note should be restructured. Material events would be specifically disclosed in the discussion of each Note held.

As of March 31, 2012 and December 31, 2011, the Investment Manager determined that no allowance for credit losses was required.

 Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”), which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the Partnership on January 1, 2012. The adoption of these additional disclosures did not have a material effect on the Partnership’s consolidated financial statements.

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the Partnership on January 1, 2012. The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements, as it only required a change in the format of presentation.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(3)	Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following at March 31, 2012:

Principal outstanding	$26,338,530
Initial direct costs	1,637,672
Deferred fees	(519,508)
Net investment in notes receivable	$27,456,694

On February 3, 2012, the Partnership made a term loan in the amount of $7,250,000 to subsidiaries of Revstone Transportation, LLC. The loan bears interest at 15% per year and is for a period of sixty months. The loan is secured by all of Revstone’s assets, including a mortgage on real property. In addition, the Partnership agreed to make a secured capital expenditure loan (the “CapEx Loan”), which is intended not to exceed $2,240,000. On April 2, 2012, Revstone borrowed approximately $500,000 in connection with the CapEx Loan. The outstanding CapEx Loan balance bears interest at 17% per year and is for a period of sixty months. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, the Partnership made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC.  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of thirty-one months. The loan is secured by a second priority interest on all of VAS’s assets.

On March 9, 2012, the Partnership made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of sixty months.  The loan is secured by all of Kanza’s assets.

(4)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following at March 31, 2012:

Minimum rents receivable	$1,607,416
Estimated residual value	328,191
Initial direct costs	34,997
Unearned income	(400,191)
Net investment in finance lease	$1,570,413

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(4)	Net Investment in Finance Lease - continued

Non-cancelable minimum annual amounts due on the investment in the finance lease over the remaining term of the lease were as follows at March 31, 2012:

Years Ending December 31,
2012	$535,805
2013	714,407
2014	357,204
Total	$1,607,416

On December 19, 2011, the Partnership, through a joint venture owned 60% by the Partnership and 40% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity managed by the Investment Manager (“Fund Fourteen”), agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel will be the lesser of $25,000,000 and the fair market value of the vessel as determined two weeks before the vessel's delivery date, which is expected to occur on or before May 31, 2012. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price and will fund the remaining portion upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management for a period of nine years to commence on the delivery date of the vessel. Until the delivery of the vessel, the asset has been classified as a Vessel asset on the consolidated balance sheets while it undergoes modifications. For the purpose of purchasing the Lewek Ambassador, the joint venture was capitalized using a combination of debt and equity. The joint venture has recorded notes payable to the Partnership and Fund Fourteen in the amounts of $4,200,000 and $2,800,000, respectively. The notes bear interest at 17% per year and mature eighty-four months from the delivery date of the vessel. As the joint venture consolidates into the Partnership, the note payable between the joint venture and the Partnership is eliminated in consolidation. The note payable to Fund Fourteen is presented within Due to General Partner and Affiliates on the consolidated balance sheets.

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

There are no borrowings outstanding under the Facility at March 31, 2012. At March 31, 2012, the Partnership was in compliance with all covenants related to the Facility.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(6)	Transactions with Related Parties

The Partnership has entered into agreements with the General Partner, the Investment Manager and ICON Investments, whereby the Partnership pays certain fees and reimbursements to these parties. ICON Investments is entitled to receive a 3.0% underwriting fee from the gross proceeds from sales of Interests.

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

The Partnership pays the Investment Manager (i) a monthly management fee equal to 3.50% of the gross periodic payments due and paid from the Partnership’s investments and (ii) acquisition fees, through the end of the operating period, equal to 2.50% of the total purchase price paid by or on behalf of the Partnership for each of the Partnership’s investments, including, but not limited to, the cash paid, indebtedness incurred or assumed, plus all fees and expenses incurred in connection therewith.

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

Entity	Capacity	Description	Three Months Ended March 31, 2012
ICON Capital Corp.	Investment Manager	Organizational and offering expense reimbursements (1)	$202,200
ICON Investments	Dealer-Manager	Underwriting fees (2)	1,102,522
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	658,377
ICON Capital Corp.	Investment Manager	Management fees (4)	26,817
ICON Capital Corp.	Investment Manager	Administrative expense reimbursements (4)	419,085
Fund Fourteen	Noncontrolling Interest	Interest expense (4)	119,000
			$2,528,001

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership's accounting policies.
(4) Amount charged directly to operations.

At March 31, 2012, the Partnership had a net payable of $3,321,944 due to the General Partner and its affiliates that primarily consisted of a note payable of $2,800,000 due to Fund Fourteen, related to its noncontrolling interest in the Lewek Ambassador, administrative expense reimbursements of approximately $219,000 and organization and offering expense reimbursements of approximately $170,000.

From April 1, 2012 to May 11, 2012, the Partnership raised an additional $12,149,657 in capital contributions and paid or accrued underwriting fees to ICON Investments in the amount of $353,653.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

(7)	Fair Value Measurements

Fair value information with respect to the Partnership’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s fixed rate notes receivable was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed rate notes receivable was discounted at rates ranging between 12.75% and 17.0% per year.

	March 31, 2012
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed rate notes receivable	$26,338,530	$26,338,530

(8)	Commitments and Contingencies

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

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

We are a newly organized direct financing fund that will primarily make investments in domestic and global companies, which investments will primarily be structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Interests, at which time we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Investment Manager. From the commencement of our offering on June 6, 2011 to March 31, 2012, we sold 68,716 Interests to 1,674 limited partners, representing $68,585,440 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011.  During the period from June 6, 2011 to May 11, 2012, we raised $80,735,097 in total equity, and will continue to raise equity until our offering period ends on or before June 6, 2013.

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

We will seek to generate returns in three ways. We will seek to generate:

•	current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases);
•	deferred cash flow by realizing the value of certain Capital Assets that we lease at the maturity of the investment; and
•	a combination of both current and deferred cash flow from other structured investments.

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

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our Partnership Agreement.  Our Investment Manager, an affiliate of our General Partner, will originate and service our investments.  Our Investment Manager manages or is the investment manager or managing trustee for six other public equipment funds.

Significant Transactions

We engaged in the following significant transactions since December 31, 2011:

Notes Receivable

On February 3, 2012, we made a term loan in the amount of $7,250,000 to subsidiaries of Revstone Transportation, LLC. The loan bears interest at 15% per year and is for a period of sixty months. The loan is secured by all of Revstone’s assets, including a mortgage on real property. In addition, we agreed to make the CapEx Loan, which is intended not to exceed $2,240,000. On April 2, 2012, Revstone borrowed approximately $500,000 in connection with the CapEx Loan. The outstanding CapEx Loan balance bears interest at 17% per year and is for a period of sixty months. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, we made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC.  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of thirty-one months. The loan is secured by a second priority interest on all of VAS’s assets.

On March 9, 2012, we made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of sixty months.  The loan is secured by all of Kanza’s assets.

Acquisition Fees

In connection with the new investments made since December 31, 2011, we paid total acquisition fees to our Investment Manager of approximately $658,000.

Results of Operations for the Three Months Ended March 31, 2012 (the “2012 Quarter”)

Total revenue for the 2012 Quarter was $708,964, which was attributable to finance income generated from our notes receivable and finance lease.

Total expenses for the 2012 Quarter were $866,796, which was primarily due to administrative expense reimbursements to our General Partner in the amount of approximately $419,000. Administrative expense reimbursements are costs incurred by our General Partner or its affiliates that are necessary to our operations.

Noncontrolling Interest

Net loss attributable to noncontrolling interest for the 2012 Quarter was $143,063, which was primarily due to the interest expense on a note payable of $2,800,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador.

Net Loss Attributable to Fund Fifteen

As a result of the foregoing factors, the net loss attributable to us for the 2012 Quarter was $14,769. The net loss attributable to us per weighted average Interest for the 2012 Quarter was $0.28.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2012 compared to December 31, 2011.

Total Assets

Total assets increased $32,075,418, from $31,436,470 at December 31, 2011 to $63,511,888 at March 31, 2012. The increase in total assets was the result of cash proceeds received from the sale of Interests, which were then used to make investments in three notes receivable.

Total Liabilities

Total liabilities decreased $302,005, from $3,770,667 at December 31, 2011 to $3,468,662 at March 31, 2012. The decrease was primarily the result of the payment of certain accrued liabilities during the 2012 Quarter.

Equity

Equity increased $32,377,423, from $27,665,803 at December 31, 2011 to $60,043,226 at March 31, 2012. The increase primarily related to the cash proceeds received from the sale of Interests, which were partially offset by sales and offering expenses incurred and distributions paid or accrued to our partners.

Liquidity and Capital Resources

Summary

At March 31, 2012, we had cash of $23,180,514.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of March 31, 2012, the cash reserve was $342,927. During our offering period, our main source of cash will be from financing activities and our main use of cash will be in investing activities.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities. In addition, as of March 31, 2012, we have $5,000,000 available to us under the Facility.  Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

From the commencement of our offering period on June 6, 2011 through March 31, 2012, we sold 68,716 Interests to 1,674 limited partners, representing $68,585,440 of capital contributions.  From the Initial Closing Date on July 28, 2011 through March 31, 2012, we paid or accrued sales commissions to third parties of $4,699,100 and underwriting commissions to ICON Investments of $2,039,982.  In addition, organization and offering expenses of $1,724,243 were paid or accrued by us, our General Partner or its affiliates during this period.

Operating Activities

Cash used in operating activities in the 2012 Quarter of $413,335 is primarily related to payments made for general and administrative expenses.

Investing Activities

Cash used in investing activities in the 2012 Quarter of $14,395,047 is primarily related to our investment in three notes receivable.

Financing Activities

Cash provided by financing activities in the 2012 Quarter of $32,604,918 is primarily related to the proceeds from the sale of Interests, which was partially offset by the sales and offering expenses paid during the 2012 Quarter.

Sources of Liquidity

We believe that cash generated from the sale of Interests pursuant to our offering and other financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  In addition, our revolving line of credit, which expires on March 31, 2013, is available for additional working capital needs or new investment opportunities. Our revolving line of credit is discussed in further detail below.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Revolving Line of Credit, Recourse

At March 31, 2012, we had $5,000,000 available under the Facility, which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

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

There are no borrowings outstanding under the Facility at March 31, 2012.

At March 31, 2012, we were in compliance with all covenants related to the Facility.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions to our General Partner and limited partners of $8,095 and $801,455, respectively, during the 2012 Quarter.

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

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Accounting and Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our Initial Closing Date was July 28, 2011. Following such date, we returned the initial capital contribution of $1,000 to our Investment Manager. During the period from June 6, 2011 through March 31, 2012, we received additional capital contributions in the amount of $68,585,440.  For the period from June 6, 2011 through March 31, 2012, we paid or accrued sales commissions to third parties of $4,699,100 and underwriting commissions to ICON Investments of $2,039,982.  In addition, organizational and offering expenses in the amount of $1,724,243 were paid or accrued by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $60,122,115 during this period.

From April 1, 2012 through May 11, 2012, we received additional capital contributions in the amount of $12,149,657. For the period from April 1, 2012 through May 11, 2012, we paid or accrued sales commissions to third parties of $795,859 and underwriting commissions to ICON Investments of $353,653.

See the disclosure under “Recent Significant Transactions” in Item 2 of Part I for a discussion of the investments we have made with our net offering proceeds.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

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

May 15, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Accounting and Financial Officer)

22