Form 10-Q
period 2012-06-30
ICON ECI FUND FIFTEEN, L.P.
filed 2012-08-14
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2012

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission_File_Number_	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [  ] Accelerated filer [  ]   Non-accelerated filer [x] (Do not check if a smaller reporting company)         Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [x] No

Number of outstanding limited partnership interests of the registrant on August 9, 2012 is 109,156.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets
	June 30,
	2012	December 31,
	(unaudited)	2011
Cash	$36,637,625	$5,383,978
Net investment in notes receivable	27,270,821	13,014,700
Leased equipment at cost (less accumulated depreciation of
$11,316 and $0, respectively)	8,858,112	-
Net investment in finance leases	26,208,873	1,681,451
Vessel	-	9,625,000
Deferred charges	1,224,507	1,236,399
Other assets	816,027	494,942

Total Assets	$101,015,965	$31,436,470

Liabilities and Equity

Liabilities:
Non-recourse long-term debt	$17,500,000	$-
Due to General Partner and affiliates	3,149,550	3,420,832
Deferred revenue	243,549	-
Accrued expenses and other liabilities	288,750	349,835

Total Liabilities	21,181,849	3,770,667

Commitments and contingencies (Note 10)

Equity:
Partners’ Equity:
Limited Partners	78,699,497	26,651,016
General Partner	(63,678)	(14,549)

Total Partners’ Equity	78,635,819	26,636,467

Noncontrolling Interests	1,198,297	1,029,336

Total Equity	79,834,116	27,665,803

Total Liabilities and Equity	$101,015,965	$31,436,470

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenue:
Finance income	$1,078,220	$1,783,415
Rental income	15,327	15,327
Other income	9,030	12,799

Total revenue	1,102,577	1,811,541

Expenses:
Management fees	53,404	80,221
Administrative expense reimbursements	1,374,571	1,793,656
General and administrative	147,915	380,716
Depreciation	11,316	11,316
Interest	235,644	423,737
Credit loss	1,984,044	1,984,044

Total expenses	3,806,894	4,673,690

Net loss	(2,704,317)	(2,862,149)

Less: Net loss attributable to noncontrolling interests	(84,415)	(227,478)

Net loss attributable to Fund Fifteen	$(2,619,902)	$(2,634,671)

Net loss allocable to:
Limited Partners	$(2,593,703)	$(2,608,324)
General Partner	(26,199)	(26,347)

	$(2,619,902)	$(2,634,671)

Weighted average number of limited
partnership interests outstanding	81,924	67,040

Net loss attributable to Fund Fifteen per weighted average limited
partnership interest outstanding	$(31.66)	$(38.91)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited		Partners’	Noncontrolling	Total
	Interests	Partners	General Partner	Equity	Interests	Equity

Balance, December 31, 2011	31,529	$26,651,016	$(14,549)	$26,636,467	$1,029,336	$27,665,803

Net loss	-	(14,621)	(148)	(14,769)	(143,063)	(157,832)
Proceeds from sale of limited partnership interests	37,187	37,118,509	-	37,118,509	-	37,118,509
Sales and offering expenses	-	(3,891,204)	-	(3,891,204)	-	(3,891,204)
Cash distributions	-	(801,455)	(8,095)	(809,550)	-	(809,550)
Investment by noncontrolling interests	-	-	-	-	117,500	117,500

Balance, March 31, 2012 (unaudited)	68,716	59,062,245	(22,792)	59,039,453	1,003,773	60,043,226

Net loss	-	(2,593,703)	(26,199)	(2,619,902)	(84,415)	(2,704,317)
Proceeds from sale of limited partnership interests	26,652	26,539,721	-	26,539,721	-	26,539,721
Sales and offering expenses	-	(2,854,766)	-	(2,854,766)	-	(2,854,766)
Cash distributions	-	(1,454,000)	(14,687)	(1,468,687)	(211,773)	(1,680,460)
Investment by noncontrolling interests	-	-	-	-	490,712	490,712

Balance, June 30, 2012 (unaudited)	95,368	$78,699,497	$(63,678)	$78,635,819	$1,198,297	$79,834,116

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Cash Flows
(unaudited)

Six Months Ended June 30, 2012
Cash flows from operating activities:
Net loss	$(2,862,149)
Adjustments to reconcile net loss to net cash
used in operating activities:
Finance income	148,993
Credit loss	1,984,044
Paid-in-kind interest	206,830
Depreciation	11,316
Interest expense from amortization of debt financing costs	10,946
Changes in operating assets and liabilities:
Other assets	(332,029)
Accrued expenses and other liabilities	232,665
Deferred revenue	243,549
Due to General Partner and affiliates	141,778

Net cash used in operating activities	(214,057)

Cash flows from investing activities:
Purchase of equipment	(24,113,428)
Principal repayment on finance leases	323,093
Investment in notes receivable	(16,598,703)
Principal repayment on notes receivable	228,028

Net cash used in investing activities	(40,161,010)

Cash flows from financing activities:
Sale of limited partnership interests	63,658,230
Proceeds from non-recourse long-term debt	17,500,000
Debt financing costs	(176,250)
Sales and offering expenses paid	(6,207,217)
Deferred charges paid	(504,151)
Investment by noncontrolling interests	490,712
Repayment of note payable issued by joint venture	(642,600)
Cash distributions to partners	(2,278,237)
Distribution to noncontrolling interest	(211,773)

Net cash provided by financing activities	71,628,714

Net increase in cash	31,253,647
Cash, beginning of the period	5,383,978

Cash, end of the period	$36,637,625

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Cash Flows
(unaudited)

Six Months Ended June 30, 2012

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$22,718

Supplemental disclosure of non-cash financing and investing activities:

Organizational and offering expenses due to Investment Manager	$199,363
Organizational and offering expenses charged to equity	$543,363
Underwriting fees due to ICON Securities	$6,881
Reclassification of vessel to net investment in finance leases	$9,625,000
Debt financing costs paid by noncontrolling interest	$117,500

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
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

As of July 28, 2011 (the “Initial Closing Date”), the Partnership raised a minimum of $1,200,000 from the sale of Interests, at which time the Partnership commenced operations. Upon the commencement of operations on the Initial Closing Date, the Partnership returned the initial capital contribution of $1,000 to ICON Capital Corp., a Delaware corporation and the investment manager of the Partnership (the “Investment Manager”). During the period from June 6, 2011 through June 30, 2012, the Partnership sold 95,368 Interests to 2,358 limited partners, representing $95,125,161 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until the Partnership raised total equity in the amount of $20,000,000, which the Partnership achieved on November 17, 2011. During the period from the Initial Closing Date through June 30, 2012, the Partnership paid or accrued the following commissions and fees in connection with its offering of Interests: (i) sales commissions to third parties in the amount of $6,473,773 and (ii) underwriting fees in the amount of $2,818,636 to ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the offering of the Interests (“ICON Securities”). In addition, during such period, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $2,053,514. From the Initial Closing Date through June 30, 2012, organizational and offering expenses in the amount of $829,007 were recorded as a reduction of partners’ equity.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
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

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  In the opinion of the General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the period from the Initial Closing Date through December 31, 2011. As operations commenced on July 28, 2011, no consolidated statements of operations and cash flows are presented for any periods prior to July 28, 2011. The results for the interim period are not necessarily indicative of the results for the full year.

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
June 30, 2012
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Credit Quality of Notes Receivable and Direct Finance Leases and Allowance for Credit Losses

The Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the Partnership’s notes receivable and direct finance leases (each, a “Note” and, collectively, the “Notes”) are limited in number, the Partnership is able to estimate the allowance for credit losses based on a detailed analysis of each Note as opposed to using portfolio based metrics and allowance for credit losses. Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a Note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes whether a reserve should be established or whether the Note should be restructured. Material events would be specifically disclosed in the discussion of each Note held.

 Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new guidance also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the Partnership on January 1, 2012. The adoption of these additional disclosures did not have a material impact on the Partnership’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the Partnership on January 1, 2012. The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements, as it only required a change in the format of presentation.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(3)	Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following at June 30, 2012:

Principal outstanding	$28,210,736
Initial direct costs	1,463,401
Deferred fees	(443,316)
Credit loss reserve	(1,960,000)
Net investment in notes receivable	$27,270,821

On February 3, 2012, the Partnership made a term loan in the amount of $7,250,000 to subsidiaries of Revstone Transportation, LLC (“Revstone”).  The loan bears interest at 15% per year and is for a period of 60 months. The loan is secured by assets of Revstone, including a mortgage on real property. In addition, the Partnership agreed to make a secured capital expenditure loan (the “CapEx Loan”). On April 2, 2012 and July 30, 2012, Revstone borrowed approximately $500,000 and $720,000, respectively, in connection with the CapEx Loan. The outstanding CapEx Loan balance bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, the Partnership made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC.  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 31 months. The loan is secured by a second priority interest in all of VAS’s assets.

On March 9, 2012, the Partnership made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of 60 months.  The loan is secured by all of Kanza’s assets. During the three months ended June 30, 2012, as a result of the borrower’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on nonaccrual status and the Partnership recorded a credit loss reserve of $1,960,000 based on the estimated value of the recoverable collateral. The carrying value of the nonaccrual status loan (the estimated value of the recoverable collateral) at June 30, 2012 was $3,040,000. Finance income recognized on the impaired loan was approximately $51,000 and $97,000 for the three and six months ended June 30, 2012, respectively. As a nonaccrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss.  However, the net carrying amount of the loan shall at no time exceed the recorded investment in the loan at the time it was deemed impaired.

On June 22, 2012, the Partnership increased the loan facility with NTS Communications, Inc. (f/k/a Xfone USA, Inc.) and certain of its affiliates (collectively, “NTS”) by making an additional $1,540,000 term loan to NTS. The loan bears interest at 12.75% per year and is for a period of 60 months. The loan is secured by, among other things, equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. In addition, the Partnership agreed to make an additional term loan (the “Delayed Term Loan”), which is intended not to exceed $1,364,000. The Delayed Term Loan will be for a period of 57 months and is expected to fund no later than September 30, 2012. The Delayed Term Loan will be secured by substantially all of NTS's assets, a mortgage over certain real property and the assets acquired from the proceeds of the Delayed Term Loan.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(3)	Net Investment in Notes Receivable - continued

As of June 30, 2012 and December 31, 2011, the Investment Manager determined that allowances for credit losses of $1,960,000 and $0, respectively, were required.

(4)	Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2012	2011
Minimum rents receivable	$40,793,315	$1,786,018
Estimated residual value	328,191	328,191
Initial direct costs	647,328	40,812
Unearned income	(15,559,961)	(473,570)
Net investment in finance leases	$26,208,873	$1,681,451

On December 19, 2011, the Partnership, through a joint venture owned 60% by the Partnership and 40% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity managed by the Investment Manager (“Fund Fourteen”), agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel was to be the lesser of $25,000,000 and the fair market value of the vessel as determined before the vessel’s delivery date. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price, with the remaining portion to be funded upon delivery of the vessel.  Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management for a period of nine years to commence on the delivery date of the vessel. The vessel was delivered on June 4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price through non-recourse long-term debt totaling $17,500,000.

For the purpose of purchasing the Lewek Ambassador, the joint venture was initially capitalized using a combination of debt and equity. As of June 30, 2012, the joint venture has recorded notes payable to the Partnership and Fund Fourteen in the amounts of approximately $3,546,000 and $2,364,000, respectively. The notes bear interest at 17% per year and mature on June 4, 2019. As the joint venture is consolidated with the Partnership, the note payable between the joint venture and the Partnership is eliminated in consolidation. The note payable to Fund Fourteen is presented within due to General Partner and affiliates on the consolidated balance sheets.

(5)	Leased Equipment at Cost

Leased equipment at cost consisted of the following:

June 30,
2012
Mining equipment	$8,869,428
Less: Accumulated depreciation	11,316
$8,858,112

Depreciation expense was $11,316 for the three and six months ended June 30, 2012.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(5)	Leased Equipment at Cost - continued

On June 29, 2012, the Partnership, through a joint venture owned 94.2% by the Partnership and 5.8% by ICON ECI Partners, L.P., an entity managed by the Investment Manager (“ECI Partners”), purchased certain mining equipment for approximately $8,869,000 that was subject to lease with The American Coal Company, American Energy Corporation, The Ohio Valley Coal Corporation and Murray Energy Corporation.  The lease is for a period of 39 months, commencing on July 1, 2012.

(6)	Non-Recourse Long-Term Debt

As of June 30, 2012, the Partnership had a non-recourse long-term debt obligation of $17,500,000, with a maturity date of June 4, 2019, and an interest rate of 4.997%.

(7)	Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest. At June 30, 2012, the Partnership had $5,000,000 available under the Facility pursuant to the borrowing base.

The Facility expires on March 31, 2013 and the Partnership may request a one year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the Partnership is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At June 30, 2012, there were no obligations outstanding under the Facility.

At June 30, 2012, the Partnership was in compliance with all covenants related to the Facility.

(8)	Transactions with Related Parties

The Partnership has entered into agreements with the General Partner, the Investment Manager and ICON Securities, whereby the Partnership pays certain fees and reimbursements to these parties. ICON Securities is entitled to receive a 3.0% underwriting fee from the gross proceeds from sales of Interests.

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
June 30, 2012
(unaudited)

(8)	Transactions with Related Parties - continued

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

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:
Entity	Capacity	Description	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
ICON Capital Corp.	Investment Manager	Organizational and offering expense reimbursements (1)	$329,271	$531,471
ICON Securities	Dealer-Manager	Underwriting fees (2)	778,654	1,881,176
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	253,035	911,412
ICON Capital Corp.	Investment Manager	Management fees (4)	53,404	80,221
ICON Capital Corp.	Investment Manager	Administrative expense reimbursements (4)	1,374,571	1,793,656
Fund Fourteen	Noncontrolling interest	Interest expense (4)	122,388	241,388
Total			$2,911,323	$5,439,324

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period in accordance with the Partnership's accounting policies.
(4) Amount charged directly to operations.

At June 30, 2012, the Partnership had a net payable of $3,149,550 due to the General Partner and its affiliates that primarily consisted of a note payable of approximately $2,364,000 due to Fund Fourteen, related to its noncontrolling interest in the Lewek Ambassador, administrative expense reimbursements of approximately $547,000 and organizational and offering expense reimbursements of approximately $199,000.

From July 1, 2012 through August 9, 2012, the Partnership raised an additional $13,677,189 in capital contributions and paid or accrued underwriting fees to ICON Securities in the amount of $394,657.

(9)	Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable and cannot be corroborated by market data.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(9)	Fair Value Measurements - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements. The Partnership’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The valuation of the Partnership’s financial assets, such as notes receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following table summarizes the valuation of the Partnership’s material financial assets measured at fair value on a nonrecurring basis as of June 30, 2012:

	June 30, 2012	Level 1	Level 2	Level 3	Credit loss for the Six Months Ended June 30, 2012
Net investment in notes receivable	$3,040,000	$-	$-	$3,040,000	$1,984,044

The Partnership’s collateral dependent note receivable was valued using inputs that are generally unobservable and cannot be corroborated by market data and are therefore classified within Level 3. The Partnership utilized a market approach based on published market prices for fair value measurements of the collateral underlying the note receivable adjusted by the Investment Manager to reflect the age and location of such collateral.

Fair value information with respect to the Partnership’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s fixed rate notes receivable and fixed rate non-recourse debt was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed rate notes receivable was discounted at rates ranging between 12.75% and 17.0% per year. Principal outstanding on fixed rate non-recourse debt was discounted at a rate of 3.96% per year.

	June 30, 2012
	Carrying Value	Fair Value
		(Level 3)
Principal outstanding on fixed rate notes receivable	$26,250,736	$26,250,736

Principal outstanding on fixed rate non-recourse debt	$17,500,000	$18,222,212

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2012
(unaudited)

(10)	Commitments and Contingencies

At the time the Partnership acquires or divests of its interest in Capital Assets, the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The General Partner believes that any liability of the Partnership that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition or results of operations of the Partnership taken as a whole.

In connection with certain investments, the Partnership is required to maintain restricted cash accounts with certain banks. Restricted cash of approximately $250,000 and $0 are presented within other assets in the Partnership’s consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

(11)	Subsequent Events

On July 10, 2012, the Partnership made a term loan in the amount of $5,750,000 to Vintage Partners, LLC to partly finance the acquisition of two containership vessels, the Ranee and the Karuga (collectively, the “Vintage Vessels”).  The loan bears interest at a fixed rate of 18% per year and is for a period of 60 months.  The term loan is secured by, among other things, a first priority security interest on the Vintage Vessels, the earnings from the Vintage Vessels and the equity interests of Vintage and its guarantors, Fiesta Key Pte. Ltd. and Park Key Pte. Ltd.

On July 23, 2012, the Partnership made a term loan in the amount of $2,500,000 to Frontier Oilfield Services, Inc. and certain of its affiliates (collectively, “Frontier”). The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first lien on certain saltwater disposal wells and related equipment and a second lien on Frontier’s other assets.

On August 3, 2012, the Partnership, through a joint venture owned 96% by the Partnership and 4% by ECI Partners, purchased mining equipment for approximately $10,519,000. The equipment is subject to a 39 month lease with certain associates of Murray Energy Corporation (“Murray”) that expires on October 31, 2015.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the period from the Initial Closing Date through December 31, 2011. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON ECI Fund Fifteen, L.P. and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a newly organized direct financing fund that will primarily make investments in domestic and global companies, which investments will primarily be structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Interests, at which time we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Investment Manager. From the commencement of our offering period on June 6, 2011 through June 30, 2012, we sold 95,368 Interests to 2,358 limited partners, representing $95,125,161 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011.  During the period from June 6, 2011 through August 9, 2012, we raised $108,802,350 in total equity, and will continue to raise equity until our offering period ends on or before June 6, 2013.

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

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement.  Our Investment Manager, an affiliate of our General Partner, will originate and service our investments.  Our Investment Manager manages or is the investment manager or managing trustee for six other public equipment funds.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2011:

Net Investment in Notes Receivable

On February 3, 2012, we made a term loan in the amount of $7,250,000 to subsidiaries of Revstone. The loan bears interest at 15% per year and is for a period of 60 months. The loan is secured by assets of Revstone, including a mortgage on real property. In addition, we agreed to make the CapEx Loan. On April 2, 2012 and July 30, 2012, Revstone borrowed approximately $500,000 and $720,000, respectively, in connection with the CapEx Loan. The outstanding CapEx Loan balance bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, we made a term loan in the amount of $2,000,000 to VAS.  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 31 months. The loan is secured by a second priority interest on all of VAS’s assets.

On March 9, 2012, we made a term loan in the amount of $5,000,000 to Kanza. The loan bears interest at 13% per year and is for a period of 60 months.  The loan is secured by all of Kanza’s assets. During the three months ended June 30, 2012, as a result of the borrower’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on nonaccrual status and we recorded a credit loss reserve of $1,960,000 based on the estimated value of the recoverable collateral. The carrying value of the nonaccrual status loan (the estimated value of the recoverable collateral) at June 30, 2012 was $3,040,000. Finance income recognized on the impaired loan was approximately $51,000 and $97,000 for the three and six months ended June 30, 2012, respectively. As a nonaccrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss.  However, the net carrying amount of the loan shall at no time exceed the recorded investment in the loan at the time it was deemed impaired.

On June 22, 2012, we increased our loan facility with NTS by making an additional $1,540,000 term loan to NTS. The loan bears interest at 12.75% per year and is for a period of 60 months. The loan is secured by, among other things, equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. In addition, we agreed to make the Delayed Term Loan, which is intended not to exceed $1,364,000. The Delayed Term Loan will be for a period of 57 months and is expected to fund no later than September 30, 2012. The Delayed Term Loan will be secured by substantially all of NTS's assets, a mortgage over certain real property and the assets acquired from the proceeds of the Delayed Term Loan.

Net Investment in Finance Lease

On December 19, 2011, we, through a joint venture owned 60% by us and 40% by Fund Fourteen, agreed to purchase the offshore support vessel, the Lewek Ambassador. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price. The vessel was delivered on June 4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price through non-recourse long-term debt totaling $17,500,000.

Leased Equipment at Cost

On June 29, 2012, we, through a joint venture owned 94.2% by us and 5.8% by ECI Partners, purchased certain mining equipment for approximately $8,869,000 that was subject to lease with The American Coal Company, American Energy Corporation, The Ohio Valley Coal Corporation and Murray Energy Corporation.  The lease is for a period of 39 months, commencing on July 1, 2012.

Acquisition Fees

In connection with the new investments made since December 31, 2011 through June 30, 2012, we paid total acquisition fees to our Investment Manager of approximately $911,000.

Subsequent Events

On July 10, 2012, we made a term loan in the amount of $5,750,000 to Vintage to partly finance the acquisition of the Vintage Vessels.  The loan bears interest at a fixed rate of 18% per year and is for a period of 60 months. The term loan is secured by, among other things, a first priority security interest on the Vintage Vessels, the earnings from the Vintage Vessels and the equity interests of Vintage and its guarantors, Fiesta Key Pte. Ltd. and Park Key Pte. Ltd.

On July 23, 2012, we made a term loan in the amount of $2,500,000 to Frontier. The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first lien on certain saltwater disposal wells and related equipment and a second lien on Frontier’s other assets.

On August 3, 2012, we, through a joint venture owned 96% by us and 4% by ECI Partners, purchased mining equipment for approximately $10,519,000. The equipment is subject to a 39 month lease with certain associates of Murray that expires on October 31, 2015.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that had a significant impact on our consolidated financial statements as of June 30, 2012. See Note 2 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended June 30, 2012 (the “2012 Quarter”)

Total revenue for the 2012 Quarter was $1,102,577, which was primarily attributable to finance income generated from our notes receivable and finance leases.

Total expenses for the 2012 Quarter were $3,806,894, which were primarily due to a credit loss of approximately $1,984,000 and administrative expense reimbursements to our Investment Manager in the amount of approximately $1,375,000. Administrative expense reimbursements are costs incurred by our Investment Manager or its affiliates that are necessary to our operations.

Noncontrolling Interests

Net loss attributable to noncontrolling interests for the 2012 Quarter was $84,415, which was primarily due to approximately $122,000 of interest expense on a note payable due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador.

Net Loss Attributable to Fund Fifteen

As a result of the foregoing factors, the net loss attributable to us for the 2012 Quarter was $2,619,902. The net loss attributable to us per weighted average Interest outstanding for the 2012 Quarter was $31.66.

Results of Operations for the Six Months Ended June 30, 2012 (the “2012 Period”)

Total revenue for the 2012 Period was $1,811,541, which was primarily attributable to finance income generated from our notes receivable and finance leases.

Total expenses for the 2012 Period were $4,673,690, which were primarily due to a credit loss of approximately $1,984,000 and administrative expense reimbursements to our Investment Manager in the amount of approximately $1,794,000. Administrative expense reimbursements are costs incurred by our Investment Manager or its affiliates that are necessary to our operations.

Noncontrolling Interests

Net loss attributable to noncontrolling interests for the 2012 Period was $227,478, which was primarily due to approximately $241,000 of interest expense on a note payable due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador.

Net Loss Attributable to Fund Fifteen

As a result of the foregoing factors, the net loss attributable to us for the 2012 Period was $2,634,671. The net loss attributable to us per weighted average Interest outstanding for the 2012 Period was $38.91.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2012 compared to December 31, 2011.

Total Assets

Total assets increased $69,579,495, from $31,436,470 at December 31, 2011 to $101,015,965 at June 30, 2012. The increase in total assets was the result of cash proceeds received from the sale of Interests, which were then used to make investments in five notes receivable, one operating lease and one leveraged finance lease. This increase was partially offset by a credit loss reserve of $1,960,000.

Total Liabilities

Total liabilities increased $17,411,182, from $3,770,667 at December 31, 2011 to $21,181,849 at June 30, 2012. The increase was primarily the result of borrowing $17,500,000 of non-recourse long-term debt related to the investment in the Lewek Ambassador offshore support vessel.

Equity

Equity increased $52,168,313, from $27,665,803 at December 31, 2011 to $79,834,116 at June 30, 2012. The increase primarily related to the cash proceeds received from the sale of Interests, which were partially offset by the net loss recorded, sales and offering expenses incurred and distributions paid to our partners in the 2012 Period.

Liquidity and Capital Resources

Summary

At June 30, 2012 and December 31, 2011, we had cash of $36,637,625 and $5,383,978, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of June 30, 2012, the cash reserve was $475,626. During our offering period, our main source of cash is from financing activities and our main use of cash is in investing activities.

We are offering our Interests on a “best efforts” basis with the current intention of raising up to $418,000,000.  As additional Interests are sold, we will experience a relative increase in liquidity as cash is received, and then a relative decrease in liquidity as cash is expended to make investments.

We are using the net proceeds of the offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.  We seek to acquire a portfolio of Capital Assets that is comprised of transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of certain Capital Assets that we lease at the maturity of the investment, or (c) a combination of both.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities. In addition, as of June 30, 2012, we have $5,000,000 available to us under the Facility pursuant to the borrowing base.  Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

From the commencement of our offering period on June 6, 2011 through June 30, 2012, we sold 95,368 Interests to 2,358 limited partners, representing $95,125,161 of capital contributions.  From the Initial Closing Date on July 28, 2011 through June 30, 2012, we paid or accrued sales commissions to third parties of $6,473,773 and underwriting commissions to ICON Securities of $2,818,636.  In addition, organizational and offering expenses of $2,053,514 were paid or accrued by us, our General Partner or its affiliates during this period.

Operating Activities

Cash used in operating activities in the 2012 Period of $214,057 is primarily related to payments made for general and administrative expenses and administrative expense reimbursements to our Investment Manager, which were partially offset by interest payments received on our notes receivable.

Investing Activities

Cash used in investing activities in the 2012 Period of $40,161,010 is primarily related to our investment in five notes receivable, one leveraged finance lease and one operating lease.

Financing Activities

Cash provided by financing activities in the 2012 Period of $71,628,714 is primarily related to the proceeds from the sale of Interests and proceeds from non-recourse long-term debt related to the investment in the Lewek Ambassador offshore support vessel, which were partially offset by the sales and offering expenses and cash distributions to partners paid during the 2012 Period.

Non-Recourse Long-Term Debt

We had a non-recourse long-term debt obligation at June 30, 2012 of $17,500,000. Our non-recourse long-term debt obligation consists of a note payable in which the lender has a security interest in the underlying equipment. If the lessee were to default on the underlying lease resulting in our default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of that debt.

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

Revolving Line of Credit, Recourse

At June 30, 2012, we had $5,000,000 available under the Facility, which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

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

There are no obligations outstanding under the Facility at June 30, 2012.

At June 30, 2012, we were in compliance with all covenants related to the Facility.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $22,782, $2,255,455 and $211,773 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2012 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of our operations taken as a whole.

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. Restricted cash of approximately $250,000 and $0 are presented within other assets in our consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2012, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits and complaints filed against us.  In our General Partner’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position, cash flows or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

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

Our Initial Closing Date was July 28, 2011. Following such date, we returned the initial capital contribution of $1,000 to our Investment Manager. During the period from June 6, 2011 through June 30, 2012, we received additional capital contributions in the amount of $95,125,161.  For the period from the Initial Closing Date through June 30, 2012, we paid or accrued sales commissions to third parties of $6,473,773 and underwriting commissions to ICON Securities of $2,818,636.  In addition, organizational and offering expenses in the amount of $2,053,514 were paid or accrued by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $83,779,238, during this period.

From July 1, 2012 through August 9, 2012, we received additional capital contributions in the amount of $13,677,189. For the period from July 1, 2012 through August 9, 2012, we paid or accrued sales commissions to third parties of $869,853 and underwriting commissions to ICON Securities of $394,657.

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

10.1
Investment Management Agreement, by and between ICON ECI Fund Fifteen, L.P. and ICON Capital Corp., dated as of June 3, 2011 (Incorporated by reference to Exhibit 10.2 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 3, 2011 (File No. 333-169794)).

10.2
Commercial Loan Agreement, by and between California Bank & Trust and ICON ECI Fund Fifteen, L.P., dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 12, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

August 14, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Financial and Accounting Officer)

25