Form 10-Q
period 2012-09-30
ICON ECI FUND FIFTEEN, L.P.
filed 2012-11-15
CIK 1502519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2012

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number_	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

 ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,’’ ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☑  No

 Number of outstanding limited partnership interests of the registrant on November 12, 2012 is 138,026.

Explanatory Note

The direct effects of Hurricane Sandy and its aftermath left the Registrant’s principal executive offices without electricity, communications capabilities and heat for the period from Monday, October 29th through the weekend of November 3rd.  Due to these factors and the lack of transportation in and around New York City, the Registrant’s staff were unable to access the offices until Monday, November 5th and were unable to timely complete customary pre-filing review processes and procedures.  As a result, the Registrant was not able to meet its filing deadline under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and is relying on the Securities and Exchange Commission Release No. 68224, issued on November 14, 2012 (Order under Section 17A and Section 36 of the Securities Exchange Act of 1934 granting exemptions from specified provisions of the Exchange Act and certain rules thereunder) exempting it from such filing deadline for the period from October 29, 2012 to November 20, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets
	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Cash	$35,982,626	$5,383,978
Net investment in notes receivable	37,207,000	13,014,700
Leased equipment at cost (less accumulated depreciation of
$907,414 and $0, respectively)	18,480,865	-
Net investment in finance leases	25,676,781	1,681,451
Vessel	-	9,625,000
Deferred charges	1,084,235	1,236,399
Other assets	8,703,706	494,942
Total assets	$127,135,213	$31,436,470

Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$16,875,000	$-
Due to General Partner and affiliates	4,054,356	3,420,832
Deferred revenue	11,408	-
Accrued expenses and other current liabilities	366,478	349,835
Total liabilities	21,307,242	3,770,667

Commitments and contingencies (Note 10)

Equity:
Partners' equity:
Limited partners	104,255,017	26,651,016
General Partner	(80,298)	(14,549)
Total partners' equity	104,174,719	26,636,467

Noncontrolling interests	1,653,252	1,029,336

Total equity	105,827,971	27,665,803
Total liabilities and equity	$127,135,213	$31,436,470
See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)
		Period from		Period from
		July 28, 2011		July 28, 2011
		(Commencement		(Commencement
	Three Months	of Operations)	Nine Months	of Operations)
	Ended	through	Ended	through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue:
Finance income	$1,816,186	$-	$3,599,601	$-
Rental income	1,234,689	-	1,250,016	-
Income from investment in joint venture	-	40,712	-	40,712
Other income	9,747	-	22,546	-
Total revenue	3,060,622	40,712	4,872,163	40,712

Expenses:
Management fees	108,932	3,473	189,153	3,473
Administrative expense reimbursements	937,778	273,965	2,731,434	273,965
General and administrative	275,614	200,267	656,330	200,267
Interest	350,780	13,505	774,517	13,505
Depreciation	896,098	-	907,414	-
Credit loss	-	-	1,984,044	-
Total expenses	2,569,202	491,210	7,242,892	491,210

Net income (loss)	491,420	(450,498)	(2,370,729)	(450,498)
Less: net income (loss) attributable to noncontrolling interests	92,650	-	(134,828)	-
Net income (loss) attributable to Fund Fifteen	$398,770	$(450,498)	$(2,235,901)	$(450,498)

Net income (loss) attributable to Fund Fifteen allocable to:
Limited partners	$394,782	$(445,993)	$(2,213,542)	$(445,993)
General Partner	3,988	(4,505)	(22,359)	(4,505)
	$398,770	$(450,498)	$(2,235,901)	$(450,498)

Weighted average number of limited partnership
interests outstanding	111,412	5,333	81,938	5,333
Net income (loss) attributable to Fund Fifteen per weighted average
limited partnership interest outstanding	$3.54	$(83.63)	$(27.01)	$(83.63)
See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership	Limited		Total Partners'	Noncontrolling	Total
	Interests	Partners	General Partner	Equity	Interests	Equity
Balance, December 31, 2011	31,529	$26,651,016	$(14,549)	$26,636,467	$1,029,336	$27,665,803
Net loss	-	(14,621)	(148)	(14,769)	(143,063)	(157,832)
Proceeds from sale of limited partnership interests	37,187	37,118,509	-	37,118,509	-	37,118,509
Sales and offering expenses	-	(3,891,204)	-	(3,891,204)	-	(3,891,204)
Cash distributions	-	(801,455)	(8,095)	(809,550)	-	(809,550)
Investment by noncontrolling interests	-	-	-	-	117,500	117,500
Balance, March 31, 2012 (unaudited)	68,716	59,062,245	(22,792)	59,039,453	1,003,773	60,043,226
Net loss	-	(2,593,703)	(26,199)	(2,619,902)	(84,415)	(2,704,317)
Proceeds from sale of limited partnership interests	26,652	26,539,721	-	26,539,721	-	26,539,721
Sales and offering expenses	-	(2,854,766)	-	(2,854,766)	-	(2,854,766)
Cash distributions	-	(1,454,000)	(14,687)	(1,468,687)	(211,773)	(1,680,460)
Investment by noncontrolling interests	-	-	-	-	490,712	490,712
Balance, June 30, 2012 (unaudited)	95,368	78,699,497	(63,678)	78,635,819	1,198,297	79,834,116
Net income	-	394,782	3,988	398,770	92,650	491,420
Proceeds from sale of limited partnership interests	30,650	30,485,135	-	30,485,135	-	30,485,135
Sales and offering expenses	-	(3,284,285)	-	(3,284,285)	-	(3,284,285)
Cash distributions	-	(2,040,112)	(20,608)	(2,060,720)	(37,688)	(2,098,408)
Investment by noncontrolling interests	-	-	-	-	399,993	399,993
Balance, September 30, 2012 (unaudited)	126,018	$104,255,017	$(80,298)	$104,174,719	$1,653,252	$105,827,971
See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)
		Period from
		July 28, 2011
		(Commencement
	Nine Months	of Operations)
	Ended	through
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(2,370,729)	$(450,498)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance income	270,466	-
Income from investment in joint venture	-	(40,712)
Depreciation	907,414	-
Interest expense from amortization of debt financing costs	36,287	4,130
Credit loss	1,984,044	-
Paid-in-kind interest	269,133	-
Changes in operating assets and liabilities:
Distributions from joint venture	-	39,689
Other assets	(719,853)	-
Deferred revenue	11,408	-
Due to General Partner and affiliates, net	158,237	304,287
Accrued expenses and other liabilities	307,726	74,481
Net cash provided by (used in) operating activities	854,133	(68,623)
Cash flows from investing activities:
Purchase of equipment	(34,632,279)	-
Investment in joint venture	-	(1,835,843)
Principal repayment on net investment in finance leases	826,190	-
Investment in notes receivable	(33,637,772)	-
Principal repayment on notes receivable	740,910	-
Net cash used in investing activities	(66,702,951)	(1,835,843)
Cash flows from financing activities:
Redemption of limited partnership interest	-	(1,000)
Proceeds from non-recourse long-term debt	17,500,000	-
Repayment of non-recourse long-term debt	(625,000)	-
Repayment of note payable issued by joint venture	(642,600)	-
Sale of limited partnership interests	94,143,365	10,756,718
Sales and offering expenses paid	(9,119,281)	(1,044,094)
Deferred charges paid	(934,151)	(500,000)
Investment in joint ventures by noncontrolling interests	890,705	-
Distributions to noncontrolling interests	(249,461)	-
Debt financing costs	(176,250)	-
Cash distributions to partners	(4,339,861)	(42,057)
Net cash provided by financing activities	96,447,466	9,169,567
Net increase in cash	30,598,648	7,265,101
Cash, beginning of period	5,383,978	1,001
Cash, end of period	$35,982,626	$7,266,102

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)
		Period from July 28,
		2011 (Commencement
	Nine Months Ended	of Operations) through
	September 30, 2012	September 30, 2011
Supplemental disclosure of cash flow information:

Cash paid for interest	$134,086	$-

Supplemental disclosure of non-cash investing and financing activities:
Organizational and offering expenses due to Investment Manager	$8,193	$601,735
Organizational and offering expenses charged to equity	$922,465	$93,803
Underwriting fees due to ICON Securities	$-	$13,382
Reclassification of vessel to net investment in finance leases	$9,625,000	$-
Debt financing costs paid by noncontrolling interest	$117,500	$-
Acquisition fees due to Investment Manager	$1,025,000	$-
Distributions due to ICON GP 15, LLC	$-	$425
See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

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

As of July 28, 2011 (the “Initial Closing Date”), the Partnership raised a minimum of $1,200,000 from the sale of Interests, at which time the Partnership commenced operations. Upon the commencement of operations on the Initial Closing Date, the Partnership returned the initial capital contribution of $1,000 to ICON Capital Corp., a Delaware corporation and the investment manager of the Partnership (the “Investment Manager”). During the period from June 6, 2011 through September 30, 2012, the Partnership sold 126,018 Interests to 3,096 limited partners, representing $125,610,297 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until the Partnership raised total equity in the amount of $20,000,000, which the Partnership achieved on November 17, 2011. During the period from the Initial Closing Date through September 30, 2012, the Partnership paid or accrued the following commissions and fees in connection with its offering of Interests: (i) sales commissions to third parties in the amount of $8,483,718 and (ii) underwriting fees in the amount of $3,713,874 to ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the offering of the Interests (“ICON Securities”). In addition, during such period, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $2,292,344. From the Initial Closing Date through September 30, 2012, organizational and offering expenses in the amount of $1,208,109 were recorded as a reduction of partners’ equity.

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

September 30, 2012

(unaudited)

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

Net income (loss) attributable to the Partnership per weighted average Interest outstanding is based upon the weighted average number of Interests outstanding during the applicable period.

Credit Quality of Notes Receivable and Direct Finance Leases and Credit Loss Reserve

The Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the Partnership’s notes receivable and direct finance leases (each, a “Note” and, collectively, the “Notes”) are limited in number, the Partnership is able to estimate the credit loss reserve based on a detailed analysis of each Note as opposed to using portfolio based metrics and credit loss reserve. Notes are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a Note becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes whether a credit loss reserve should be established or whether the Note should be restructured. Material events would be specifically disclosed in the discussion of each Note held.

Recent Accounting Pronouncements

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, which amends its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between US GAAP and International Financial Reporting Standards. The new pronouncement also changes certain existing fair value measurement principles and disclosure requirements. The adoption of ASU 2011-04 became effective for the Partnership on January 1, 2012 and did not have a material impact on the Partnership’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which companies present comprehensive income in their financial statements. The new pronouncement removes the option to report other comprehensive income and its components in the statement of changes in equity and instead requires presentation in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the Partnership on January 1, 2012 and did not have a material impact on the Partnership’s consolidated financial statements, as it only required a change in the format of presentation.

(3)         Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	September 30,	December 31,
	2012	2011
Principal outstanding	$37,717,255	$12,148,947
Initial direct costs	2,040,196	1,060,602
Deferred fees	(590,451)	(194,849)
Credit loss reserve	(1,960,000)	-
Net investment in notes receivable	$37,207,000	$13,014,700

On February 3, 2012, the Partnership made a term loan in the amount of $7,250,000 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”). The loan bears interest at 15% per year and is for a period of 60 months. The loan is secured by all of Revstone’s assets, including a mortgage on real property. In addition, the Partnership agreed to make a secured capital expenditure loan (the “CapEx Loan”). On April 2, 2012 and July 30, 2012, Revstone borrowed approximately $500,000 and $642,000, respectively, in connection with the CapEx Loan. The CapEx Loan bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

On February 29, 2012, the Partnership made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC.  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 31 months. The loan is secured by a second priority interest in all of VAS’s assets.

On March 9, 2012, the Partnership made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of 60 months.  The loan is secured by all of Kanza’s assets. During the three months ended June 30, 2012, as a result of the borrower’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on nonaccrual status and the Partnership recorded a credit loss reserve of $1,960,000 based on the estimated value of the recoverable collateral. During the three months ended September 30, 2012, Kanza repaid approximately $285,000 of principal, reducing the outstanding balance of the loan at September 30, 2012 to approximately $2,755,000. Subsequent to September 30,

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

2012, Kanza repaid an additional $2,164,000 of principal on the loan. Finance income recognized on the impaired loan was approximately $0 and $97,000 for the three and nine months ended September 30, 2012, respectively. As a nonaccrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss.  However, the net carrying amount of the loan shall at no time exceed the recorded investment in the loan at the time it was deemed impaired.

On June 22, 2012, the Partnership increased the loan facility with NTS Communications, Inc. (f/k/a Xfone USA, Inc.) and certain of its affiliates (collectively, “NTS”) by making an additional $1,540,000 term loan to NTS. The loan bears interest at 12.75% per year and is for a period of 60 months. The loan is secured by, among other things, equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. In addition, on September 27, 2012, the Partnership made an additional term loan to NTS (the “Second Term Loan”) in the amount of $1,127,500.  The Second Term Loan bears interest at 12.75% per year and is for a period of 57 months.  The loan is secured by the assets acquired with the proceeds from the Second Term Loan.

On July 10, 2012, the Partnership made a term loan in the amount of $5,750,000 to Vintage Partners, LLC to finance the acquisition of two containership vessels (collectively, the “Vintage Vessels”).  The loan bears interest at 15% per year and is for a period of 60 months.  The loan is secured by, among other things, a first priority security interest in the Vintage Vessels.

On July 24, 2012, the Partnership made a secured term loan in the amount of $2,500,000 to affiliates of Frontier Oilfield Services, Inc (collectively, “Frontier”). The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by among other things, a first lien on Frontier’s saltwater disposal wells and related equipment and a second lien on Frontier’s other assets, including real estate, machinery and accounts receivable.

On September 12, 2012, the Partnership entered into a secured term loan facility in the amount of $7,000,000 with Ocean Product Tankers AS pursuant to which the Partnership agreed to finance the acquisition of three product tanker vessels valued at over $41,000,000. On September 28, 2012, the Partnership deposited the loan proceeds into a third-party escrow account in order to position the funds in anticipation of an overseas closing. On October 4, 2012, the loan was funded. The loan bears interest at 15% per year and is for a period of 60 months. It is secured by, among other things, a second priority mortgage on the three product tanker vessels. At September 30, 2012, the escrowed loan proceeds are included in other assets on the consolidated balance sheet.

(4)     Leased Equipment at Cost

Leased equipment at cost consisted of the following:

September 30,
2012
Mining equipment	$19,388,279
Less: accumulated depreciation	907,414
Leased equipment at cost, less accumulated depreciation	$18,480,865

On June 29, 2012, the Partnership, through a joint venture owned 94.2% by the Partnership and 5.8% by ICON

ECI Partners, L.P., an entity managed by the Investment Manager (“ECI Partners”), purchased certain mining equipment for approximately $8,869,000 that was subject to lease with The American Coal Company, American Energy Corporation, The Ohio Valley Coal Corporation and Murray Energy Corporation. The lease is for a period of 39 months and commenced on July 1, 2012.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

On August 3, 2012, the Partnership, through a joint venture owned 96% by the Partnership and 4% by ECI Partners, purchased mining equipment for approximately $10,519,000. The equipment is subject to a 39 month lease with Murray Energy Corporation and certain affiliates that expires on October 31, 2015.

(5)            Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2012	2011
Minimum rents receivable	$39,503,813	$1,786,018
Estimated residual values	328,191	328,191
Initial direct costs	618,333	40,812
Unearned income	(14,773,556)	(473,570)
Net investment in finance leases	$25,676,781	$1,681,451

On December 19, 2011, the Partnership, through a joint venture owned 60% by the Partnership and 40% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity managed by the Investment Manager (“Fund Fourteen”), agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel was to be the lesser of $25,000,000 and the fair market value of the vessel as determined before the vessel’s delivery date. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price, with the remaining portion to be funded upon delivery of the vessel.  Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management for a period of nine years to commence on the delivery date of the vessel. The vessel was delivered on June 4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000.

For the purpose of purchasing the Lewek Ambassador, the joint venture was initially capitalized using a combination of debt and equity. As of September 30, 2012, the joint venture has recorded notes payable to the Partnership and Fund Fourteen in the amounts of approximately $3,640,000 and $2,427,000, respectively. The notes bear interest at 17% per year and mature on June 4, 2019. As the joint venture is consolidated by the Partnership, the note payable between the joint venture and the Partnership is eliminated in consolidation. The note payable to Fund Fourteen is presented within due to General Partner and affiliates on the consolidated balance sheets.

(6)          Non-Recourse Long-Term Debt

As of September 30, 2012, the Partnership had a non-recourse long-term debt obligation of $16,875,000 related to the Lewek Ambassador, with a maturity date of June 4, 2019, and an interest rate of 4.997%.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

(7)         Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest. At September 30, 2012, the Partnership had $5,000,000 available under the Facility pursuant to the borrowing base.

The Facility expires on March 31, 2013 and the Partnership may request a one-year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.5% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the Partnership is obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility. At September 30, 2012, there were no obligations outstanding under the Facility.

 At September 30, 2012, the Partnership was in compliance with all covenants related to the Facility.

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

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

				Period from		Period from
			Three	July 28, 2011	Nine	July 28, 2011
			Months Ended	(Commencement of	Months Ended	(Commencement of
			September 30,	Operations) through	September 30,	Operations) through
Entity	Capacity	Description	2012	September 30, 2011	2012	September 30, 2011
		Organizational and
		offering expense
ICON Capital Corp.	Investment Manager	reimbursements (1)	$238,830	$1,101,735	$770,301	$1,101,735
ICON Securities Corp.	Dealer-Manager	Underwriting fees (2)	895,238	321,151	2,776,414	321,151
ICON Capital Corp.	Investment Manager	Acquisition fees (3)	1,986,966	-	2,898,378	-
ICON Capital Corp.	Investment Manager	Management fees (4)	108,932	3,473	189,153	3,473
		Administrative expense
ICON Capital Corp.	Investment Manager	reimbursements (4)	937,778	273,965	2,731,434	273,965
Fund Fourteen	Noncontrolling interest	Interest expense (4)	104,305	-	345,693	-
			$4,272,049	$1,700,324	$9,711,373	$1,700,324

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations over the estimated service period.
(4) Amount charged directly to operations.

At September 30, 2012, the Partnership had a net payable of $4,054,356 due to the General Partner and its affiliates that consisted of a payable of approximately $2,715,000 due to Fund Fourteen, primarily related to its noncontrolling interest in the Lewek Ambassador, an acquisition fee payable to the Partnership’s Investment Manager and administrative expense reimbursements.

From October 1, 2012 through November 9, 2012, the Partnership raised an additional $11,539,725 in capital contributions and paid or accrued underwriting fees to ICON Securities in the amount of $326,544.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements. The Partnership’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The valuation of the Partnership’s financial assets, such as notes receivable or direct financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following table summarizes the valuation of the

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Partnership’s material financial assets measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset at September 30, 2012:

					Credit loss for the
	Carrying Value at	Fair Value at Impairment Date			Nine Months Ended
	September 30, 2012	Level 1	Level 2	Level 3	September 30, 2012
Net investment in note receivable	$2,755,146	$-	$-	$3,040,000	$1,984,044

The Partnership’s collateral dependent note receivable was valued using inputs that are generally unobservable and cannot be corroborated by market data and are classified within Level 3. The Partnership utilized a market approach based on published market prices for fair value measurements of the collateral underlying the note receivable adjusted by the Investment Manager to reflect the age and location of such collateral.

Fair value information with respect to the Partnership’s leased assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s fixed-rate notes receivable and fixed-rate non-recourse debt was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12.75% and 17.0% per year. Principal outstanding on fixed-rate non-recourse debt was discounted at a rate of 3.71% per year.

	September 30, 2012
		Fair Value
	Carrying Value	(Level 3)
Principal outstanding on fixed-rate notes receivable	$35,757,255	$35,757,255
Principal outstanding on fixed-rate non-recourse long term debt	$16,875,000	$17,684,950

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

In connection with certain investments, the Partnership is required to maintain restricted cash accounts with certain banks. Restricted cash of approximately $375,000 and $0 is presented within other assets in the Partnership’s consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

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

Overview

We are a direct financing fund that invests primarily in domestic and global companies, which investments will primarily be structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Interests, at which time we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Investment Manager. From the commencement of our offering period on June 6, 2011 through September 30, 2012, we sold 126,018 Interests to 3,096 limited partners, representing $125,610,297 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011.  During the period from June 6, 2011 through November 9, 2012, we raised $137,150,022 in total equity, and will continue to raise equity until our offering period ends on or before June 6, 2013.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2011:

Net Investment in Notes Receivable

•         On February 3, 2012, we made a term loan in the amount of $7,250,000 to Revstone. The loan bears interest at 15% per year and is for a period of 60 months. The loan is secured by all of Revstone’s assets, including a mortgage on real property. In addition, we agreed to make the CapEx Loan. On April 2, 2012 and July 30, 2012, Revstone borrowed approximately $500,000 and $642,000, respectively, in connection with the CapEx Loan. The CapEx Loan bears interest at 17% per year and matures on March 1, 2017. The CapEx Loan is secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.

•         On February 29, 2012, we made a term loan in the amount of $2,000,000 to VAS.  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 31 months. The loan is secured by a second priority interest on all of VAS’s assets.

•         On March 9, 2012, we made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of 60 months.  The loan is secured by all of Kanza’s assets. During the three months ended June 30, 2012, as a result of the borrower’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on nonaccrual status and we recorded a credit loss reserve of $1,960,000 based on the estimated value of the recoverable collateral. During the three months ended September 30, 2012, Kanza repaid approximately $285,000 of principal, reducing the outstanding balance of the loan at September 30, 2012 to approximately $2,755,000. Subsequent to September 30, 2012, Kanza repaid an additional $2,164,000 of principal on the loan. Finance income recognized on the impaired loan was approximately $0 and $97,000 for the three and nine months ended September 30, 2012, respectively. As a nonaccrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss.  However, the net carrying amount of the loan shall at no time exceed the recorded investment in the loan at the time it was deemed impaired.

•         On June 22, 2012, we increased our loan facility with NTS by making an additional $1,540,000 term loan to NTS. The loan bears interest at 12.75% per year and is for a period of 60 months. The loan is secured by, among other things, equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. In addition, on September 27, 2012, we made the Second Term Loan in the amount of $1,127,500.  The Second Term Loan bears interest at 12.75% per year and is for a period of 57 months.  The loan is secured by the assets acquired with the proceeds from the Second Term Loan.

•         On July 10, 2012, we made a term loan in the amount of $5,750,000 to Vintage Partners, LLC to finance the acquisition of the Vintage Vessels.  The loan bears interest at 15% per year and is for a period of 60 months.  The loan is secured by, among other things, a first priority security interest in the Vintage Vessels.

•         On July 24, 2012, we made a secured term loan in the amount of $2,500,000 to Frontier. The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first lien on Frontier’s saltwater disposal wells and related equipment and a second lien on Frontier’s other assets, including real estate, machinery and accounts receivable.

•         On September 12, 2012, we entered into a secured term loan facility in the amount of $7,000,000 with Ocean Product Tankers AS pursuant to which we agreed to finance the acquisition of three product tanker vessels valued at over $41,000,000. On September 28, 2012, we deposited the loan proceeds into a third-party escrow account in order to position the funds in anticipation of an overseas closing. On October 4, 2012, the loan was funded. The loan bears interest at 15% per year and is for a period of 60 months. It is secured by, among other things, a second priority mortgage on the three product tanker vessels. At September 30, 2012, the escrowed loan proceeds are included in other assets on the consolidated balance sheet.

Net Investment in Finance Lease

•         On December 19, 2011, we, through a joint venture owned 60% by us and 40% by Fund Fourteen, agreed to purchase the offshore support vessel, the Lewek Ambassador. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price. The vessel was delivered on June 4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price through non-recourse long-term debt totaling $17,500,000.

Leased Equipment at Cost

•         On June 29, 2012, we, through a joint venture owned 94.2% by us and 5.8% by ECI Partners, purchased certain mining equipment for approximately $8,869,000 that was subject to lease with The American Coal Company, American Energy Corporation, The Ohio Valley Coal Corporation and Murray Energy Corporation.  The lease is for a period of 39 months and commenced on July 1, 2012.

•         On August 3, 2012, we, through a joint venture owned 96% by us and 4% by ECI Partners, purchased mining equipment for approximately $10,519,000. The equipment is subject to a 39 month lease with Murray Energy Corporation and certain affiliates that expires on October 31, 2015.

Acquisition Fees

In connection with the new investments made since December 31, 2011 through September, 30, 2012, we paid or accrued total acquisition fees to our Investment Manager of approximately $2,898,378.

Recent Accounting Pronouncements

      We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2012 (the “2012 Quarter”) and the Period from the Commencement of Operations through September 30, 2011 (the “2011 Period”)

Total revenue increased $3,019,910, from $40,712 in the 2011 Period  to $3,060,622 in the 2012 Quarter. The increase was primarily attributable to finance income generated from our notes receivable and finance leases and rental income generated from our operating leases.

Total expenses increased $2,077,992, from $491,210 in the 2011 Period to $2,569,202 in the 2012 Quarter. The increase was primarily due to depreciation of assets related to our operating leases, interest expense related to our non-recourse long-term debt and administrative expense reimbursements and management fees to our Investment Manager. Administrative expense reimbursements are costs incurred by our Investment Manager or its affiliates that are necessary to our operations.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2012 Quarter was $92,650, which consisted of ECI Partners’ investment in new operating leases and Fund Fourteen’s investment in the Lewek Ambassador. We did not have net income attributable to noncontrolling interests in the 2011 Period.

Net Income (Loss) Attributable to Fund Fifteen

      As a result of the foregoing factors, net income (loss) attributable to us for the 2012 Quarter and the 2011 Period was $398,770 and $(450,498), respectively. The net income (loss) attributable to us per weighted average Interest outstanding for the 2012 Quarter and the 2011 Period was $3.54 and ($83.63), respectively.

Results of Operations for the Nine Months Ended September 30, 2012 (the “2012 Period”) and the 2011 Period

      Total revenue increased $4,831,451, from $40,712 in the 2011 Period to $4,872,163 in the 2012 Period. The increase was primarily attributable to finance income generated from our notes receivable and finance leases and rental income generated from our operating leases.

Total expenses increased $6,751,682, from $491,210 in the 2011 Period to $7,242,892 in the 2012 Period. The increase was primarily due to administrative expense reimbursements and management fees to our Investment Manager, a credit loss on net investment in notes receivable, depreciation of assets related to our operating leases and interest expense related to our non-recourse long-term debt. Administrative expense reimbursements are costs incurred by our Investment Manager or its affiliates that are necessary to our operations.

Noncontrolling Interests

Net loss attributable to noncontrolling interests for the 2012 Period was $134,828, which was the result of ECI Partners’ investment in new operating leases and Fund Fourteen’s investment in the Lewek Ambassador. We did not have any net loss or net gain attributable to noncontrolling interests in the 2011 Period.

Net Loss Attributable to Fund Fifteen

As a result of the foregoing factors, net loss attributable to us for the 2012 Period and the 2011 Period was $2,235,901 and $450,498, respectively. The net loss attributable to us per weighted average Interest outstanding for the 2012 Period and the 2011 Period was $27.01 and $83.63, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2012 compared to December 31, 2011.

Total Assets

Total assets increased $95,698,743, from $31,436,470 at December 31, 2011 to $127,135,213 at September 30, 2012. The increase in total assets was the result of cash proceeds received from the sale of Interests, which were then used to make investments in 11 notes receivable, two operating leases and one leveraged finance lease. This increase was partially offset by a credit loss reserve of $1,960,000.

Total Liabilities

Total liabilities increased $17,536,575, from $3,770,667 at December 31, 2011 to $21,307,242 at September 30, 2012. The increase was primarily the result of borrowing $17,500,000 of non-recourse long-term debt related to the investment in the Lewek Ambassador offshore support vessel.

Equity

Equity increased $78,162,168, from $27,665,803 at December 31, 2011 to $105,827,971 at September 30, 2012. The increase primarily related to the cash proceeds received from the sale of Interests, which were partially offset by the net loss recorded, sales and offering expenses incurred and distributions paid to our partners in the 2012 Period.

Liquidity and Capital Resources

Summary

At September 30, 2012 and December 31, 2011, we had cash of $35,982,626 and $5,383,978, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of September 30, 2012, the cash reserve was $628,051. During our offering period, our main source of cash is from financing activities and our main use of cash is in investing activities.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities. In addition, as of September 30, 2012, we have $5,000,000 available to us under the Facility pursuant to the borrowing base. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

From the commencement of our offering period on June 6, 2011 through September 30, 2012, we sold 126,018 Interests to 3,096 limited partners, representing $125,610,297 of capital contributions. From the Initial Closing Date on July 28, 2011 through September 30, 2012, we paid or accrued sales commissions to third parties of $8,483,718 and underwriting commissions to ICON Securities of $3,713,874.  In addition, organizational and offering expenses of $2,292,344 were paid or accrued by us, our General Partner or its affiliates during this period.

Operating Activities

Cash provided by operating activities increased $922,756 from a use of cash of $68,623 in the 2011 Period to a source of cash of $854,133 in the 2012 Period. The increase was primarily related to interest payments received on our notes receivable and finance leases, partially offset by payments made for administrative expense reimbursements and management fees to our Investment Manager and interest expense.

Investing Activities

Cash used in investing activities increased $64,867,108 from $1,835,843 in the 2011 Period to $66,702,951 in the 2012 Period. The increase was primarily related to our investment in 11 notes receivable, two operating leases and one leveraged finance lease.

Financing Activities

Cash provided by financing activities increased $87,277,899 from $9,169,567 in the 2011 Period to $96,447,466 in the 2012 Period. The increase was primarily related to additional proceeds from the sale of Interests and proceeds from non-recourse long-term debt related to the investment in the Lewek Ambassador offshore support vessel, which were partially offset by increased sales and offering expenses, cash distributions paid to partners and principal repayments of debt related to the investment in the Lewek Ambassador offshore support vessel during the 2012 Period.

Non-Recourse Long-Term Debt

We had a non-recourse long-term debt obligation at September 30, 2012 of $16,875,000 related to the Lewek Ambassador. Our non-recourse long-term debt obligation consists of a note payable in which the lender has a security interest in the underlying equipment. If the lessee were to default on the underlying lease resulting in our default on the non-recourse long-term debt, the equipment would be returned to the lender in extinguishment of that debt.

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

Revolving Line of Credit, Recourse

At September 30, 2012, we had $5,000,000 available under the Facility, which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The Facility expires on March 31, 2013 and we may request a one-year extension to the revolving line of credit within 390 days of the then-current expiration date, but CB&T has no obligation to extend. The interest rate for general advances under the Facility is CB&T’s prime rate and the interest rate on up to five separate non-prime rate advances that are permitted to be made under the Facility is the 90-day rate at which U.S. dollar deposits can be acquired by CB&T in the London Interbank Eurocurrency Market plus 2.50% per year, provided that all interest rates on advances under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay a commitment fee based on an annual rate of 0.50% on unused commitments under the Facility.

There are no obligations outstanding under the Facility at September 30, 2012.

At September 30, 2012, we were in compliance with all covenants related to the Facility.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period.  We paid distributions of $43,390, $4,295,567 and $249,461 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2012 Period.

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

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. Restricted cash of approximately $375,000 and $0 is presented within other assets in our consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2012, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Initial Closing Date was July 28, 2011. Following such date, we returned the initial capital contribution of $1,000 to our Investment Manager. During the period from June 6, 2011 through September 30, 2012, we received additional capital contributions in the amount of $125,610,297.  For the period from the Initial Closing Date through September 30, 2012, we paid or accrued sales commissions to third parties of $8,483,718 and underwriting commissions to ICON Securities of $3,713,874.  In addition, organizational and offering expenses in the amount of $2,292,344 were paid or accrued by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $111,120,361 during this period.

From October 1, 2012 through November 9, 2012, we received additional capital contributions in the amount of $11,539,725. For the period from October 1, 2012 through November 9, 2012, we paid or accrued sales commissions to third parties of $755,826 and underwriting commissions to ICON Securities of $326,544.

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

November 15, 2012

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Managing Director (Principal Financial and Accounting Officer)