Form 10-K
period 2012-12-31
ICON ECI FUND FIFTEEN, L.P.
filed 2013-03-28
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2012
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable. There is no established market for the limited partnership interests of the registrant.

Number of outstanding limited partnership interests of the registrant on March 21, 2013 is 172,216.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Our general partner is ICON GP 15, LLC, a Delaware limited liability company (the “General Partner”), and our investment manager is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (“ICON Capital” or the “Investment Manager”).

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

As of July 28, 2011 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of Interests, at which time we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to ICON Capital. From the commencement of our offering on June 6, 2011 through December 31, 2012, we sold 150,972 Interests to 3,652 limited partners, representing $150,441,521 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011. During the period from June 6, 2011 through December 31, 2012, we paid or accrued the following commissions and fees in connection with the offering of Interests: (i) sales commissions to third parties in the amount of $10,140,294 and (ii) dealer-manager fees in the amount of $4,429,176 to ICON Securities, LLC, formerly known as ICON Securities Corp. (“ICON Securities”), the dealer-manager of the offering of the Interests and an affiliate of General Partner. In addition, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,487,856. During the year ended December 31, 2012, organizational and offering expenses in the amount of $1,370,048 were recorded as a reduction of partners’ equity.

Our Business

We are a direct financing fund that will primarily make investments in domestic and global companies, which investments will primarily be structured as debt and debt-like financings (such as loans and leases) that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”) utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. In addition, we intend to use the offering proceeds to pay fees and expenses and establish a cash reserve. Our General Partner will make investment decisions on our behalf and manage our business. Additionally, our General Partner has a 1% interest in our profits, losses, cash distributions and liquidation proceeds.

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

We divide the life of the Partnership into three distinct phases:

(1)       Offering Period: We anticipate that the offering of our Interests will close no later than June 6, 2013.

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

At December 31, 2012 and 2011, we had total assets of $208,274,347 and $31,436,470, respectively. For the year ended December 31, 2012, we had three lessees and two borrowers that accounted for 73.6% of our total rental income and finance income of $8,998,463. Net loss attributable to us for the year ended December 31, 2012 was $2,275,472. For the year ended December 31, 2011, we had one lessee and two borrowers that accounted for 100% of our total finance income of $294,664. Net loss attributable to us for the year ended December 31, 2011 was $1,141,290.

At December 31, 2012, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Notes Receivable

•         Three term loans to NTS Communications, Inc. (formerly known as Xfone USA, Inc.) and its affiliates (collectively, “NTS”), which are secured by telecommunications equipment and mature in July 2017.

•         A term loan to Ensaimada S.A. (“Ensaimada”), which is secured by a second priority security interest in a dry bulk carrier and matures in November 2016.

•         A term loan to VAS Aero Services, LLC (“VAS”), which is secured by all of VAS’s assets and matures in October 2014.

•         A term loan to Kanza Construction, Inc. (“Kanza”), which is secured by all of Kanza’s assets and matures in March 2017.

•         A term loan to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”), which is secured by saltwater disposal wells and related equipment and matures in January 2018.

•         A term loan to Vintage Partners, LLC, which is secured by, among other things, a first priority security interest in two containership vessels, and matures in July 2017.

•         A term loan to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”), which is secured by tube manufacturing and related equipment and matures in October 2017.

•         A term loan with Ocean Product Tankers AS, which is secured by, among other things, a second priority mortgage on three product tanker vessels, and matures in October 2017.

•         A term loan to Platinum Energy Solutions, Inc. (“Platinum”), which is secured by, among other things, Platinum’s existing and thereafter acquired assets, including heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well fracking, cleaning and servicing, and matures in January 2017.

Telecommunications Equipment

•         Telecommunications equipment that is subject to a 36-month lease with Global Crossing Telecommunications, Inc. The lease expires in June 2014.

Mining Equipment

•         A 94.2% interest in mining equipment that is subject to lease with The American Coal Company, American Energy Corporation, The Ohio Valley Coal Corporation and Murray Energy Corporation. The lease expires in September 2015.

•         A 96% interest in mining equipment that is subject to lease with Murray Energy Corporation and certain affiliates. The lease expires in October 2015.

Marine Vessels

•         A 60% interest in an offshore support vessel, the Lewek Ambassador, that is subject to a nine year bareboat charter with Gallatin Maritime Management. The bareboat charter expires in June 2021.

•         An 80% ownership interest in a car carrier vessel, the Hoegh Copenhagen, that is subject to an eight year bareboat charter with Hoegh Autoliners Shipping AS. The bareboat charter expires in December 2020.

For a discussion of the significant transactions that we engaged in during the period from the Initial Closing Date through December 31, 2012, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of investing in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and global businesses, Capital Assets that secure loans and ownership rights to leased Capital Assets at lease expiration.

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

Financial Information Regarding Geographic Areas

Certain of our investments generate revenue in geographic areas outside of the United States. For additional information, see Note 11 to our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a number of risks.  Careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report. The risks and uncertainties described below are not the only ones we may face.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our Interests.  In addition to the following disclosures, please refer to the other information contained in this Annual Report, including the consolidated financial statements and the related notes.

General Investment Risks

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

The Internal Revenue Service (“IRS”) may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Schedule K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Interests will be limited by the absence of a public trading market and substantial transfer restrictions. Therefore, you should be prepared to hold your Interests until the Partnership is completely liquidated, which is expected to occur no earlier than June 6, 2020.

We do not anticipate that a public market will develop for our Interests, our Interests will not be listed on any national securities exchange at any time, and we will take steps to ensure that no public trading market develops for our Interests. In addition, our limited partnership agreement (the “Partnership Agreement”) imposes significant restrictions on your right to transfer your Interests.

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

After you have been admitted as a limited partner and have held your Interests for at least one year, you may request that we repurchase up to all of your Interests. We are under no obligation to do so, however, and will have only limited cash available for this purpose. If we repurchase your Interests, the formula for the repurchase price has been unilaterally set and, depending upon when you request repurchase, the repurchase price may be less than the unreturned amount of your investment. If your Interests are repurchased, the repurchase price may provide you a significantly lower value than the value you would realize by retaining your Interests for the duration of the Partnership.

You may not receive cash distributions every month and, therefore, you should not rely on cash distributions from your Interests as a source of income.

You should not rely on cash distributions from your Interests as a source of income. While we intend to make monthly cash distributions through the end of our operating period, we may determine it is in our limited partners' best interest to periodically change the amount of the cash distributions you receive or to not make any distributions in some months. Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you. Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

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

We intend to make distributions monthly following the closing of the minimum offering. As a result, it may be more likely that part of the distributions to our partners early in our operations will be a return of capital. This is because it is not always possible to immediately invest the initial proceeds received from the offering in investments that meet our investment objectives and provide operating and/or investing cash flow to cover our distributions. See "— We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment." Offering proceeds that are returned to partners as part of distributions to them will not be available for investments in Capital Assets. To the extent that distributions are paid from sources other than operating and/or investing cash flow, there will be a decrease in the cash available for investment in Capital Assets, which may reduce the amount of distributions we make in the future. See "— All or a substantial portion of your distributions may be a return of capital and not a return on capital, which will not necessarily be indicative of our performance."

Our assets may be plan assets for ERISA purposes, which could subject our General Partner and/or our Investment Manager to additional restrictions on their ability to operate our business with respect to all partners.

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended (the “Code”), may apply what is known as the look-through rule to an investment in our Interests. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if the look-through rule is applied. If the look-through rule were to apply, our General Partner and/or our Investment Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Interests held by such qualified plan or IRA. This could result in some restriction on our General Partner's and/or our Investment Manager's willingness to engage in transactions that might otherwise be in the best interest of all Interest holders due to the strict rules of ERISA regarding fiduciary actions.

An investment in our Interests may not satisfy the requirements of ERISA or other applicable laws.

When considering an investment in our Interests, an individual with investment discretion over assets of any pension plan, profit-sharing plan, retirement plan, IRA or other employee benefit plan covered by ERISA or other applicable laws should consider whether the investment satisfies the requirements of Section 404 of ERISA or other applicable laws. In particular, attention should be paid to the diversification requirements of Section 404(a)(1)(C) of ERISA in light of all the facts and circumstances, including the portion of the plan's portfolio of which the investment will be a part. All plan investors should also consider whether the investment is prudent and meets plan liquidity requirements, as there are significant restrictions on the ability to sell or otherwise dispose of our Interests, and whether the investment is permissible under the plan's governing instrument. We have not evaluated, and will not evaluate, whether an investment in our Interests is suitable for any particular plan. Rather, we will accept subscribers as limited partners if a subscriber otherwise meets our suitability standards. In addition, we can provide no assurance that any statements of estimated value of our Interests will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the fair value of the Interests.

The statements of value that we include in this and future Annual Reports on Form 10-K and that we will send to fiduciaries of plans subject to ERISA and to certain other parties are only estimates and may not reflect the actual value of our Interests.

The statements of estimated value are based on the estimated value of each Interest (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Interests will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot ensure that:

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

Business Risks

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

•          supervision and regulation by governmental authorities; and

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

Additionally, while we expect the majority of our borrowings to be non-recourse, we are liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations. This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit, Recourse.”

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We are party to a revolving line of credit agreement with CB&T. The terms of that agreement could restrict us from paying distributions to our limited partners if such payments would cause us to not be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit, Recourse.”

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

We would have rights against the seller of Capital Assets for any losses arising from a breach of representations made to us and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the Capital Assets or our expected returns on the Capital Assets, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the Capital Assets due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third parties.

If a borrower, lessee or other counterparty defaults on its obligations to us, we could incur losses.

We may enter into transactions with parties that have senior debt rated below investment grade or no credit ratings. We do not require such parties to have a minimum credit rating. Borrowers, lessees and other counterparties with lower or no credit ratings may default on payments to us more frequently than borrowers, lessees or other counterparties with higher credit ratings. For example, if a borrower does not make loan payments to us when due or a lessee does not make lease payments to us or to a lender on our behalf, or violates the terms of its contract in another important way, we may be forced to terminate our agreements with such parties and attempt to recover the Capital Assets. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering Capital Assets upon a borrower's, lessee's or other counterparty's default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the Capital Assets may be high and may negatively affect the value of our investment in the Capital Assets. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a borrower, lessee or other counterparty files for bankruptcy, we may have difficulty enforcing the terms of the contract and may incur losses.

If a borrower, lessee or other counterparty files for protection under the bankruptcy laws, the remaining term of the loan, lease or other financing contract could be shortened or the contract could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy loan, lease or other contractual payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering Capital Assets from a bankrupt borrower or lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a contract is rejected in a bankruptcy, we would bear the cost of retrieving and storing the Capital Assets and then have to remarket such Capital Assets. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the loan, lease or other contract. These costs and lost revenues could also negatively affect our liquidity and cash flows and could negatively affect our profitability.

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

Organization and Structure Risks

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

The decisions of our General Partner and our Investment Manager may be subject to various conflicts of interest arising out of their relationship to us and their affiliates. Our General Partner and our Investment Manager could be confronted with decisions where either or both will, directly or indirectly, have an economic incentive to place its respective interests or the interests of its affiliates above ours. As of December 31, 2012, our Investment Manager, an affiliate of our General Partner, manages or is the investment manager or managing trustee of seven other public equipment funds. See "Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include:

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

•          the dealer-manager, which is an affiliate of our General Partner and not an independent securities firm, reviewed and performed due diligence and will continue to review and perform due diligence on us and the information in our prospectus and thus its review cannot be considered an independent review and may not be as meaningful as a review conducted by an unaffiliated broker-dealer;

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

Any conflicts in determining and allocating investments between us and our General Partner or Investment Manager, or between us and another fund managed by our General Partner or Investment Manager, will be resolved by our Investment Manager's investment committee, which also serves as our investment committee and the investment committee for other funds managed by our Investment Manager and its affiliates. Since all of the members of our Investment Manager's investment committee are officers of our General Partner and our Investment Manager and certain of their affiliates and are not independent, matters determined by such investment committee, including conflicts of interest between us and our General Partner, our Investment Manager and their respective affiliates involving investment opportunities, may not be as favorable to you and our other investors as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one fund, our Investment Manager's investment committee will allocate the investment to a fund (which includes us) after taking into consideration at least the following factors:

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

We do not employ our own full-time officers, managers or employees. Instead, our General Partner and/or our Investment Manager supervise and control our business affairs. Our General Partner’s officers and employees are also officers and employees of our Investment Manager and its affiliates. In addition to sponsoring and managing us and other equipment funds, our Investment Manager and its affiliates currently sponsor, manage and/or distribute other investment products, including, but not limited to, an oil and gas fund and a business development company.

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

In general, expense reimbursements and fees will be paid without regard to the amount of our cash distributions to our limited partners, and regardless of the success or profitability of our operations. Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and incur expenses, such as accounting and interest expenses, costs for supplies, etc., even though we may not yet have received any revenues from our investments. This lag between the time when we must pay fees and expenses and the time when we receive revenues may result in losses to us during our early years, which our General Partner believes is typical for a start-up company such as us.

Furthermore, we are likely to borrow a significant portion of the purchase price of some of our investments. This use of indebtedness should permit us to make more investments than if borrowings were not utilized. As a consequence, we may pay greater fees to our Investment Manager than if no indebtedness were incurred because management fees and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments. Also, our General Partner and/or our Investment Manager will determine the amount of cash reserves that we will maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to our limited partners.

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

We rely on our systems, certain affiliates’ employees, and certain third party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by certain affiliates’ employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on the employees of certain of our affiliates. We could be materially adversely affected if one of such employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability for us to operate one or more of our businesses, or cause financial loss, potential liability, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect us.

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

Our General Partner is required to evaluate our internal controls over financial reporting in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as "Section 404." During the course of testing, our General Partner may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

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

General Tax Risks

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

We did not and will not apply for an IRS ruling that we will be classified as a partnership for federal income tax purposes. We could be taxed as a corporation if we are treated as a publicly traded partnership by the IRS. To minimize this possibility, our Partnership Agreement places significant restrictions on your ability to transfer our Interests.

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

We may acquire Capital Assets subject to lease that the Code requires us to depreciate over a longer period than the standard depreciation period. Similarly, some of the Capital Assets that we purchase may not be eligible for accelerated depreciation under the Modified Accelerated Cost Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Code. Further, if we acquire Capital Assets that the Code deems to be tax-exempt use property and the leases do not satisfy certain requirements, losses attributable to such Capital Assets are suspended and may be deducted only against income we receive from those Capital Assets or when we dispose of such Capital Assets. Depending on the Capital Assets that we acquire and their eligibility for accelerated depreciation under the Code, we may have fewer depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

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

Number of
Partners as of
Title of Class	March 21, 2013
General Partner	1
Limited partners	4,111

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning the first month after each such limited partner is admitted through the end of our operating period, which we currently anticipate will be in June 2018.  We paid distributions to limited partners totaling $6,889,182 and $310,592 for the year ended December 31, 2012 and the period from the Initial Closing Date through December 31, 2011, respectively. Additionally, we paid our General Partner distributions of $69,588 and $3,137 for the year ended December 31, 2012 and the period from the Initial Closing Date through December 31, 2011, respectively. The terms of our loan agreement with CB&T could restrict us from paying cash distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit, Recourse.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of Interests pursuant to the offering or to participate in any future offering of our Interests, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our limited partners a per Interest estimated value of our Interests, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Interest values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Interests.  For these purposes, the estimated value of our Interests is deemed to be $1,000 per Interest as of December 31, 2012. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Interests and consistent with NASD Rule 2340(c), the value of our Interests is estimated to be the offering price of $1,000 per Interest (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.

Following the termination of the offering of our Interests, the estimated value of our Interests will be based on the estimated amount that a holder of an Interest would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the partners upon liquidation.  To estimate the amount that our partners would receive upon such liquidation, we will calculate the sum of: (i) the fair market value of our finance leases and notes receivable, as determined by our internal credit assessment; (ii) the fair market value of our operating leases, equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Investment Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that difference by the total number of Interests outstanding.

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

Except for independent third-party appraisals of certain assets, no independent valuation will be sought. In addition, as stated above, as there is no significant public trading market for our Interests at this time and none is expected to develop, there can be no assurance that limited partners could receive $1,000 per Interest if such a market did exist and they sold their Interests or that they will be able to receive such amount for their Interests in the future. Furthermore, there can be no assurance:

•   as to the amount limited partners may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our limited partners may receive may be less than $1,000 per Interest primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, dealer-manager fees, organizational and offering expenses, and acquisition fees;

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

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2012	Period from July 28, 2011 (Initial Closing Date) through December 31, 2011
Total revenue	$9,035,237	$359,298
Net loss attributable to Fund Fifteen	$(2,275,472)	$(1,141,290)
Net loss attributable to Fund Fifteen allocable to limited partners	$(2,252,717)	$(1,129,877)
Net loss attributable to Fund Fifteen allocable to General Partner	$(22,755)	$(11,413)

Weighted average number of limited partnership interests outstanding	96,189	14,085
Net loss attributable to Fund Fifteen per weighted average limited partnership interest outstanding	$(23.42)	$(80.22)
Distributions to limited partners	$6,889,182	$310,592
Distributions per weighted average limited partnership interest outstanding	$71.62	$22.05
Distributions to General Partner	$69,588	$3,137

	December 31,
	2012	2011	2010
Total assets	$208,274,347	$31,436,470	$1,001
Non-recourse long-term debt	$69,250,000	$-	$-
Partners' equity	$123,527,101	$26,636,467	$1,001

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

Overview

We are a direct financing fund that will primarily make investments in domestic and global companies, which investments will primarily be structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Interests, at which time we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Investment Manager. From the commencement of our offering on June 6, 2011 through December 31, 2012, we sold 150,972 Interests to 3,652 limited partners, representing $150,441,521 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011.  During the period from June 6, 2011 through March 21, 2013, we raised $171,520,179 in total equity, and will continue to raise equity until our offering period ends on or before June 6, 2013.

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

•         seek to generate deferred cash flow by realizing the value of certain Capital Assets or interests therein at the maturity of the investment; and

•         seek to generate a combination of both current and deferred cash flow from other structured investments.

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

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our Partnership Agreement.  Our Investment Manager, an affiliate of our General Partner, will originate and service our investments.  Our Investment Manager manages or is the investment manager for seven other public equipment funds.

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

While our Investment Manager believes the U.S. economy is likely to continue its recovery, our Investment Manager believes this recovery will maintain its gradual progression. Further, this recovery will likely face certain headwinds as we move through 2013 due to factors such as the rate of employment expansion, uncertainty surrounding changes to the U.S. Internal Revenue Code and future U.S. budget policies.

Significant Transactions

We engaged in the following significant transactions from the Initial Closing Date through December 31, 2012:

Net Investment in Notes Receivable

•         On October 27, 2011, we made a term loan in the amount of $6,850,000 to NTS as part of a $7,500,000 term loan facility. The loan bears interest at 12.75% per year and matures in July 2017. The loan is secured by, among other things, equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers.

•         On November 22, 2011, we made a second priority term loan to Ensaimada in the amount of $5,298,947. The loan bears interest at 17% per year and the entire principal amount matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by N&P Shipping Co. (“N&P”), the parent company of Ensaimada, and one of N&P’s shareholders.

•         On February 3, 2012, we made a term loan in the amount of $7,250,000 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”) as part of a $37,000,000 term loan facility.  The loan bore interest at 15% per year and was for a period of 60 months.  The loan was secured by all of Revstone’s assets, including a mortgage on real property, which were valued at approximately $69,282,000. In addition, we agreed to make a secured capital expenditure loan (the “CapEx Loan”).  Between April and October of 2012, Revstone borrowed approximately $1,153,000 in connection with the CapEx Loan.  The CapEx Loan bore interest at 17% per year and was to mature on March 1, 2017.  The CapEx Loan was secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral. On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $8,394,000, which included a prepayment fee of approximately $396,000.

•         On February 29, 2012, we made a term loan in the amount of $2,000,000 to VAS as part of a $42,755,000 term loan facility. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 33 months. The loan is secured by a second priority security interest on all of VAS’s assets, which were valued at approximately $165,881,000

•         On March 9, 2012, we made a term loan in the amount of $5,000,000 to Kanza. The loan bears interest at 13% per year and is for a period of 60 months.  The loan is secured by all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on nonaccrual status and we recorded a credit loss reserve of $1,960,000 based on the estimated value of the recoverable collateral. During the year ended December 31, 2012, Kanza repaid approximately $2,525,000 of principal, reducing the outstanding balance of the loan at December 31, 2012 to approximately $515,000. Finance income recognized on the loan prior to taking the credit loss reserve was approximately $97,000 for the year ended December 31, 2012. As a nonaccrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss.  However, the net carrying amount of the loan will at no time exceed the recorded investment in the loan at the time it was deemed impaired.

•         On June 22, 2012, we increased our loan facility with NTS by making an additional $1,540,000 term loan to NTS. The loan bears interest at 12.75% per year and is for a period of 60 months. The loan is secured by, among other things, equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. In addition, on September 27, 2012, we made an additional term loan to NTS in the amount of $1,127,500.  The additional term loan bears interest at 12.75% per year and is for a period of 57 months.  The loan is secured by the assets acquired with the proceeds from the second term loan.

•         On July 10, 2012, we made a term loan in the amount of $5,750,000 to Vintage Partners. The loan bears interest at 15% per year and is for a period of 60 months.  The loan is secured by, among other things, a first priority security interest in two containership vessels.

•         On July 24, 2012, we made a term loan in the amount of $2,500,000 to Frontier as part of a $5,000,000 term loan facility. The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable, which were valued at approximately $38,925,000.

•         On September 10, 2012, a joint venture with ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity also managed by our Investment Manager (“Fund Fourteen”), made a term loan in the amount of $12,410,000 to Superior as part of a $17,000,000 term loan facility. The loan bears interest at 12% per year and is for a period of 60 months.  The loan is secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory, which were collectively valued at approximately $32,387,000.  Pursuant to the terms of the joint venture, we had the right to contribute capital on or prior to the six month anniversary of the date the joint venture funded the loan.  On December 31, 2012, we contributed capital of approximately $2,500,000 to the joint venture, inclusive of acquisition fees, which the joint venture then distributed to Fund Fourteen. After the distribution, our and Fund Fourteen’s ownership interests in the joint venture were 20% and 80%, respectively.  Immediately thereafter, we exchanged our 20% ownership interest in the joint venture for our proportionate share of the loan that was previously held by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No gain or loss was recorded as a result of this transaction.

•         On October 4, 2012, we made a term loan in the amount of $7,000,000 to Ocean Product Tankers AS as part of a $41,000,000 term loan facility. The loan bears interest at 15% per year and is for a period of 60 months.  The loan is secured by, among other things, a second priority mortgage on three product tanker vessels.

•         On December 17, 2012, we made a term loan in the amount of $5,800,000 to Platinum as part of a $15,000,000 term loan facility. The loan bears interest at one-month London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% and is for a period of 48 months.  The loan is secured by, among other things, Platinum’s existing and thereafter acquired assets, which were valued at approximately $69,000,000.  The assets include heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well hydraulic fracturing, cleaning and servicing.

Marine Vessels

•         On December 19, 2011, we, through a joint venture owned 60% by us and 40% by Fund Fourteen, agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel was to be the lesser of $25,000,000 and the fair market value of the vessel as determined before the vessel’s delivery date. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management for a period of nine years to commence on the delivery date of the vessel. The vessel was delivered on June

4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. For the purpose of purchasing the Lewek Ambassador, the joint venture was initially capitalized using a combination of debt and equity. As of December 31, 2012, the joint venture has recorded notes payable to us and Fund Fourteen in the amounts of $3,663,686 and $2,442,457, respectively. The notes bear interest at 17% per year and mature on June 4, 2019.

•         On December 20, 2012, we, through a joint venture owned 80% by us and 20% by Fund Fourteen, purchased a car carrier vessel, the Hoegh Copenhagen. The vessel was acquired for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller’s credit.  Simultaneously, the Hoegh Copenhagen was bareboat chartered to Hoegh Autoliners Shipping AS, a wholly-owned subsidiary of Hoegh Autoliners Holding AS, for a period of eight years. The seller’s credit is recorded on a discounted basis within accrued expenses and other liabilities and is being accreted to its stated value as interest expense over its term.

Mining Equipment

•         On June 29, 2012, we, through a joint venture owned 94.2% by us and 5.8% by ICON ECI Partners, L.P., an entity managed by our Investment Manager (“ECI Partners”), purchased certain mining equipment for approximately $8,582,000 that was subject to lease with The American Coal Company, American Energy Corporation, The Ohio Valley Coal Corporation and Murray Energy Corporation.  The lease is for a period of 39 months and commenced on July 1, 2012.

•         On August 3, 2012, we, through a joint venture owned 96% by us and 4% by ECI Partners, purchased mining equipment for approximately $10,519,000. The equipment is subject to a 39-month lease with Murray Energy Corporation and certain affiliates that expires on October 31, 2015.

Telecommunications Equipment

•         On June 9, 2011, ICON Juniper II, LLC, a joint venture with Fund Fourteen, purchased approximately $6,359,000 of telecommunications equipment and simultaneously leased the equipment to Global Crossing. The base term of the lease schedule is for a period of 36 months, commencing on July 1, 2011. On August 11, 2011, we contributed approximately $1,836,000 of capital, inclusive of acquisition fees, to ICON Juniper, after which our and Fund Fourteen’s ownership interests in the joint venture were approximately 29.2% and 70.8%, respectively. On October 20, 2011, we exchanged our 29.2% ownership interest in the joint venture for our proportionate share of the lease schedules that were previously owned by the joint venture. Upon the completion of the exchange, the joint venture was terminated. No material gain or loss was recorded as a result of this transaction.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2012 and 2011, we paid acquisition fees to our Investment Manager in the aggregate amount of approximately $5,137,000 and $1,464,000, respectively.

Subsequent Events

On February 15, 2013, we, through a joint venture owned 58% by us, 38% by Fund Fourteen and 4% by ECI Partners, purchased onshore oil field services equipment for approximately $11,804,000. The equipment is subject to a 45-month lease with Go Frac, LLC that expires on November 30, 2016.

On March 1, 2013, we made a secured term loan in the amount of $7,200,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”) as part of a $12,000,000 term loan facility.  The loan bears interest at 12.25% per year and is for a period of 42 months. The loan is secured by, among other things, a second priority security interest in and lien on Heniff’s tractors, stainless steel tank trailers and related equipment and a second lien on Heniff’s other assets, which were valued at approximately $44,810,000.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, credit loss reserves, depreciation, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•               Lease classification and revenue recognition;

•               Asset impairments;

•               Depreciation;

•               Notes receivable and revenue recognition;

•               Credit quality of notes receivable and finance leases and credit loss reserve; and

•               Allowance for doubtful accounts.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  For a finance lease, initial direct costs are capitalized and amortized over the lease term.  For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

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

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

The recognition of revenue may be suspended when deemed appropriate by our Investment Manager in accordance with our policy on doubtful accounts.

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

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of operations in the period the determination is made.

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

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income.

Credit Quality of Notes Receivable and Finance Leases and  Credit Loss Reserve

Our Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers.  A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally finance leases and notes receivable, are limited in number, we are able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve. Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, we estimate the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. We record an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days.  Based upon our Investment Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Results of Operations for the Year Ended December 31, 2012 (“2012”) and the Period from the Initial Closing Date through December 31, 2011 (“2011”)

We are currently in our offering period and are in the process of raising capital and making investments in Capital Assets. We will invest in Capital Assets with the net proceeds from our offering. After the close of the offering period, we will enter our operating period. During our operating period, we will continue to make investments with the cash generated from our initial investments to the extent that the cash is not used for expenses, reserves and distributions to limited partners. As our investments mature, we may reinvest the proceeds in additional investments in Capital Assets. We anticipate incurring gains or losses on our investments during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as the increase of related expenses, such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Investment Manager to manage our investment portfolio will increase during this period as the value of, and volume of activity in, our investment portfolio increases.

Financing Transactions

The following tables set forth the types of assets securing the investments in our portfolio:

	December 31, 2012		December 31, 2011
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Platform supply vessel (a)	$23,919,037	35%	$9,625,000	40%
Telecommunications equipment	10,810,636	16%	8,629,365	35%
Vessel - tanker	7,775,276	11%	-	-
Oil field services equipment	6,279,246	9%	-	-
Marine - dry bulk vessels	5,909,523	9%	6,066,786	25%
Marine - container vessels	5,758,761	8%	-	-
Oil field services equipment	2,812,032	4%	-	-
Metal pipe and tube manufacturing equipment	2,546,245	4%	-	-
Aircraft parts	1,937,546	3%	-	-
Rail support construction equipment	515,354	1%	-	-
	$68,263,656	100%	$24,321,151	100%

(a) Platform supply vessel was classified as vessel as of December 31, 2011 and was reclassified into net investment in finance leases during 2012.

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2012 and 2011, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012	2011
Gallatin Marine Management, LLC	Platform supply vessel	27%	-
Contech Castings, LLC	Automotive manufacturing equipment	21%	-
NTS Communications, Inc.	Telecommunications equipment	17%	53%
Ensaimada S.A.	Marine - dry bulk vessels	13%	28%
Global Crossing Telecommunications, Inc.	Telecommunications equipment	4%	19%
		82%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of the carrying value of such assets or finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio at December 31, 2012. As of December 31, 2011, we had not engaged in any operating lease transactions.

	December 31, 2012
	Net	Percentage of
	Carrying	Total Net
Asset Type	Value	Carrying Value
Marine - container vessels	$81,481,453	82%
Mining equipment	17,391,339	18%
	$98,872,792	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During 2012, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012
Murray Energy Corporation	Mining equipment	89%
Hoegh Autoliners Shipping AS	Marine - container vessels	11%
		100%

Rental income from our operating leases is included in rental income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of the carrying value of such assets or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for 2012 and 2011 is summarized as follows:

	Year Ended December 31, 2012	Period from July 28, 2011 (Initial Closing Date) through December 31, 2011	Change
Finance income	$5,912,839	$294,664	$5,618,175
Rental income	3,085,624	-	3,085,624
Income from investment in joint venture	-	57,082	(57,082)
Other income	36,774	7,552	29,222
Total revenue	$9,035,237	$359,298	$8,675,939

Total revenue for 2012 increased $8,675,939 as compared to 2011. The increase in finance income was due to entering into eight notes receivable and one finance lease in 2012. The increase in rental income was due to entering into three operating leases in 2012.

Expenses for 2012 and 2011 are summarized as follows:

	Year Ended December 31, 2012	Period from July 28, 2011 (Initial Closing Date) through December 31, 2011	Change
Management fees	$610,423	$12,696	$597,727
Administrative expense reimbursements	4,362,097	1,109,362	3,252,735
General and administrative	1,002,665	294,905	707,760
Interest	1,166,346	42,944	1,123,402
Depreciation	2,167,417	-	2,167,417
Credit loss	1,984,044	-	1,984,044
Other	-	61,345	(61,345)
Total expense	$11,292,992	$1,521,252	$9,771,740

Total expenses for 2012 increased $9,771,740 as compared to 2011. The increase primarily relates to depreciation expense on equipment acquired pursuant to the three operating leases, a credit loss on net investment in notes receivable related to Kanza and interest expense as a result of additional debt incurred. General and administrative expense, management fees, and administrative expense reimbursements have increased due to the increase in the size of our investment portfolio in 2012.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $38,381 from a loss of $(20,664) in 2011 to income of $17,717 in 2012. The increase is primarily due to net income related to ECI Partners’ investment in two operating leases in 2012.

Net Loss Attributable to Fund Fifteen

As a result of the foregoing factors, the net loss attributable to us for 2012 and 2011 was $2,275,472 and $1,141,290, respectively. The net loss attributable to us per weighted average Interest outstanding for 2012 and 2011 was $23.42 and $80.22, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2012 compared to December 31, 2011.

Total Assets

Total assets increased $176,837,877, from $31,436,470 at December 31, 2011 to $208,274,347 at December 31, 2012. The increase in total assets was the result of cash proceeds received from the sale of Interests and non-recourse long-term debt, which were then used to invest in 11 notes receivable, three operating leases and one finance lease. This increase was partially offset by a credit loss reserve of $1,960,000 and cash distributions to partners.

Total Liabilities

Total liabilities increased $74,581,211, from $3,770,667 at December 31, 2011 to $78,351,878 at December 31, 2012. The increase was primarily the result of non-recourse long-term debt incurred during 2012 related to our investments in two vessels.

Equity

Equity increased $102,256,666, from $27,665,803 at December 31, 2011 to $129,922,469 at December 31, 2012. The increase primarily related to the cash proceeds received from the sale of Interests, which were partially offset by the net loss recorded, sales and offering expenses incurred and distributions paid to our partners in 2012.

Liquidity and Capital Resources

Summary

At December 31, 2012 and 2011, we had cash of $37,990,933 and $5,383,978, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of December 31, 2012, the cash reserve was $752,208. During our offering period, our main source of cash is from financing activities and our main use of cash is in investing activities.

We are offering our Interests on a “best efforts” basis with the current intention of raising up to $418,000,000.  As additional Interests are sold, we will experience a relative increase in liquidity as cash is received, and then a relative decrease in liquidity as cash is expended to make investments.

We are using the net proceeds of the offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.  We seek to acquire a portfolio of Capital Assets that is comprised of transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of certain Capital Assets or interests therein at the maturity of the investment, or (c) a combination of both.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities. In addition, as of December 31, 2012, we had up to $4,888,698 available to us under our revolving line of credit with CB&T (the “Facility”) pursuant to the borrowing base. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

From the commencement of our offering period on June 6, 2011 through December 31, 2012, we sold 150,972 Interests to 3,652 limited partners, representing $150,441,521 of capital contributions. From the Initial Closing Date on July 28, 2011 through December 31, 2012, we paid or accrued sales commissions to third parties of $10,140,294 and dealer-manager fees to ICON Securities of $4,429,176.  In addition, organizational and offering expenses of $2,487,856 were paid or accrued by us, our General Partner or its affiliates during this period.

Cash Flows

The following table sets forth summary cash flow data:

	Year Ended December 31, 2012	Period from July 28, 2011 (Initial Closing Date) through December 31, 2011
Net cash provided by (used in):
Operating activities	$2,175,580	$(863,372)
Investing activities	(88,845,198)	(24,328,446)
Financing activities	119,276,573	30,574,795
Net increase in cash	$32,606,955	$5,382,977

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities increased $3,038,952 from a use of cash of $863,372 in 2011  to a source of cash of $2,175,580 in 2012. The increase was primarily related to rental payments received on our operating leases and interest payments received on our notes receivable and finance leases, partially offset by payments made for administrative expense reimbursements and management fees to our Investment Manager and interest expense on third-party non-recourse long-term debt.

Investing Activities

Cash used in investing activities increased $64,516,752 from $24,328,446 in 2011  to $88,845,198 in 2012. The increase was primarily related to our investment in 11 notes receivable, two operating leases, one leveraged finance lease and one leveraged operating lease, partially offset by principal repayments on notes receivable.

Financing Activities

Cash provided by financing activities increased $88,701,778 from $30,574,795 in 2011  to $119,276,573 in 2012. The increase was primarily related to additional proceeds from the sale of Interests, proceeds from non-recourse long-term debt related to the investment in the Lewek Ambassador and the investments in joint ventures by noncontrolling interests, which were partially offset by increased sales and offering expenses, cash distributions paid to partners and principal repayments of debt related to the investment in the Lewek Ambassador offshore support vessel during 2012.

Sources of Liquidity

We believe that cash generated from the sale of Interests pursuant to our offering and other financing activities, as well as the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.  In addition, our Facility, which expires on March 31, 2015, is available for additional working capital needs or new investment opportunities. Our Facility is discussed in further detail below.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control. See “Item 1A. Risk Factors.”

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2012 of $69,250,000 related to the Lewek Ambassador and Hoegh Copenhagen. Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying vessels. If the lessee were to default on the underlying lease resulting in our default on the non-recourse long-term debt, the vessels would be returned to the lender in extinguishment of that debt.

At December 31, 2012, we were in compliance with all covenants related to non-recourse long-term debt.

Revolving Line of Credit, Recourse

At December 31, 2012, we had $4,888,698 available under the Facility, which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The Facility has been extended through March 31, 2015 and increased up to $10,000,000.  The interest rate on general advances under the Facility is CB&T’s prime rate.  We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At December 31, 2012, there were no obligations outstanding under the Facility.

At December 31, 2012, we were in compliance with all covenants related to the Facility.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid or accrued distributions of $69,588 and $3,137 to our General Partner in 2012 and 2011, respectively. We paid distributions to our limited partners in the amount of $6,889,182 and $310,592 in 2012 and 2011, respectively. We paid distributions to our noncontrolling interests in the amount of $350,791 and $0 in 2012 and 2011, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of our operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2012.

At December 31, 2012, we had non-recourse and other debt obligations. The lender has a security interest in the vessel relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the vessel. If the lessee defaults on the lease, the vessel would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2012, our outstanding non-recourse long-term indebtedness was $69,250,000.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2012:

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter

Non-recourse debt	$69,250,000	$6,916,667	$13,833,334	$13,833,334	$34,666,665
Non-recourse interest	16,106,783	3,061,711	5,342,188	4,020,079	3,682,805
Other liabilities	8,200,000	-	-	-	8,200,000
	$93,556,783	$9,978,378	$19,175,522	$17,853,413	$46,549,470

In connection with certain investments, we are required to maintain restricted cash accounts with certain banks. At December 31, 2012 and 2011, we had restricted cash of approximately $500,000 and $0, respectively.

We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligation related to this agreement is approximately $108,000 at December 31, 2012.

Off-Balance Sheet Transactions

None.

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

Our exposure to market risk relates primarily to our fixed-rate notes receivable and fixed-rate non-recourse long-term debt. As of December 31, 2012, our principal balance on our fixed-rate notes receivable was $42,538,932. As of December 31, 2012, our fixed-rate non-recourse long-term debt was $69,250,000.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of cash flows may be subjective and based on estimates. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate notes receivable and fixed-rate non-recourse long-term debt would warrant as of December 31, 2012 and are indicative of the interest rate environment as of December 31, 2012, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the carrying value of our fixed-rate notes receivable approximates fair value and the fair value of our fixed-rate non-recourse long-term debt is approximately $70,540,000 as of December 31, 2012.

With respect to the Facility, which is subject to a variable interest rate, we have no outstanding amounts as of December 31, 2012.  Our Investment Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Partners

ICON ECI Fund Fifteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON ECI Fund Fifteen, L.P. (the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2012 and for the period from July 28, 2011 (Initial Closing Date) through December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON ECI Fund Fifteen, L.P. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 and for the period from July 28, 2011 (Initial Closing Date) through December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

March 27, 2013

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Cash	$37,990,933	$5,383,978
Net investment in notes receivable	43,136,956	13,014,700
Leased equipment at cost (less accumulated depreciation of
$2,167,417 and $0, respectively)	98,872,792	-
Net investment in finance leases	25,126,700	1,681,451
Vessel	-	9,625,000
Deferred charges	832,164	1,236,399
Other assets	2,314,802	494,942
Total assets	$208,274,347	$31,436,470
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$69,250,000	$-
Due to General Partner and affiliates	3,041,918	3,420,832
Accrued expenses and other liabilities	6,059,960	349,835
Total liabilities	78,351,878	3,770,667

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	123,633,993	26,651,016
General Partner	(106,892)	(14,549)
Total partners' equity	123,527,101	26,636,467
Noncontrolling interests	6,395,368	1,029,336
Total equity	129,922,469	27,665,803
Total liabilities and equity	$208,274,347	$31,436,470

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Year Ended December 31, 2012	Period from July 28, 2011 (Initial Closing Date) through December 31, 2011
Revenue:
Finance income	$5,912,839	$294,664
Rental income	3,085,624	-
Income from investment in joint venture	-	57,082
Other income	36,774	7,552
Total revenue	9,035,237	359,298

Expenses:
Management fees	610,423	12,696
Administrative expense reimbursements	4,362,097	1,109,362
General and administrative	1,002,665	294,905
Interest	1,166,346	42,944
Depreciation	2,167,417	-
Credit loss	1,984,044	-
Other	-	61,345
Total expenses	11,292,992	1,521,252
Net loss	(2,257,755)	(1,161,954)
Less: net income (loss) attributable to noncontrolling interests	17,717	(20,664)
Net loss attributable to Fund Fifteen	$(2,275,472)	$(1,141,290)

Net loss attributable to Fund Fifteen allocable to:
Limited partners	$(2,252,717)	$(1,129,877)
General Partner	(22,755)	(11,413)
	$(2,275,472)	$(1,141,290)

Weighted average number of limited partnership interests outstanding	96,189	14,085

Net loss attributable to Fund Fifteen per weighted average limited partnership	$(23.42)	$(80.22)
interest outstanding

See accompanying notes to consolidated financial statements.

(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, July 28, 2011	1	$1,000	$1	$1,001	$-	$1,001

Net loss	-	(1,129,877)	(11,413)	(1,141,290)	(20,664)	(1,161,954)
Redemption of limited partnership
interest	(1)	(1,000)	-	(1,000)	-	(1,000)
Proceeds from sale of limited
partnership interests	31,529	31,466,931	-	31,466,931	-	31,466,931
Sales and offering expenses	-	(3,375,446)	-	(3,375,446)	-	(3,375,446)
Cash distributions paid or accrued	-	(310,592)	(3,137)	(313,729)	-	(313,729)
Investments by noncontrolling interest	-	-	-	-	1,050,000	1,050,000
Balance, December 31, 2011	31,529	26,651,016	(14,549)	26,636,467	1,029,336	27,665,803

Net (loss) income	-	(2,252,717)	(22,755)	(2,275,472)	17,717	(2,257,755)
Proceeds from sale of limited
partnership interests	119,443	118,974,590	-	118,974,590	-	118,974,590
Sales and offering expenses	-	(12,849,714)	-	(12,849,714)	-	(12,849,714)
Cash distributions paid or accrued	-	(6,889,182)	(69,588)	(6,958,770)	(350,791)	(7,309,561)
Investments by noncontrolling interests	-	-	-	-	5,699,106	5,699,106
Balance, December 31, 2012	150,972	$123,633,993	$(106,892)	$123,527,101	$6,395,368	$129,922,469

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Year Ended December 31, 2012	Period from July 28, 2011 (Initial Closing Date) through December 31, 2011
Cash flows from operating activities:
Net loss	$(2,257,755)	$(1,161,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance income	535,512	17,168
Income from investment in joint venture	-	(57,082)
Depreciation	2,167,417	-
Interest expense from amortization of debt financing costs	60,407	6,609
Interest expense, other	14,539	-
Credit loss	1,984,044	-
Paid-in-kind interest	285,057	-
Changes in operating assets and liabilities:
Distributions from joint venture	-	57,082
Other assets	(1,081,893)	(490,103)
Deferred revenue	14,033	-
Due to General Partner and affiliates, net	139,362	415,073
Accrued expenses and other liabilities	314,857	349,835
Net cash provided by (used in) operating activities	2,175,580	(863,372)
Cash flows from investing activities:
Purchase of equipment	(57,605,291)	(9,625,000)
Investment in joint ventures	(2,546,245)	(1,835,843)
Distributions received from joint venture in excess of profit	-	101,674
Principal received on net investment in finance leases	1,347,637	67,446
Investment in notes receivable	(41,253,969)	(13,036,723)
Principal received on notes receivable	11,212,670	-
Net cash used in investing activities	(88,845,198)	(24,328,446)
Cash flows from financing activities:
Redemption of limited partnership interest	-	(1,000)
Proceeds from non-recourse long-term debt	17,500,000	-
Repayment of non-recourse long-term debt	(1,250,000)	-
Proceeds from note payable issued by joint venture	-	2,800,000
Repayment of note payable issued by joint venture	(642,600)	-
Sale of limited partnership interests	118,974,590	31,466,931
Sales and offering expenses paid	(11,491,157)	(3,078,311)
Deferred charges paid	(1,114,151)	(1,350,000)
Investment in joint ventures by noncontrolling interests	5,581,606	1,050,000
Distributions to noncontrolling interests	(350,791)	-
Debt financing costs	(971,250)	-
Cash distributions to partners	(6,959,674)	(312,825)
Net cash provided by financing activities	119,276,573	30,574,795
Net increase in cash	32,606,955	5,382,977
Cash, beginning of year	5,383,978	1,001
Cash, end of year	$37,990,933	$5,383,978

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Year Ended	Period from July 28, 2011 (Initial Closing Date) through
	December 31, 2012	December 31, 2011
Supplemental disclosure of cash flow information:

Cash paid for interest	$522,181	$-

Supplemental disclosure of non-cash investing and financing activities:

Organizational and offering expenses due to Investment Manager	$23,705	$191,043
Organizational and offering expenses charged to equity	$1,370,048	$285,644
Dealer-manager fees due to ICON Securities	$-	$11,491
Reclassification of vessel to net investment in finance leases	$9,625,000	$-
Debt financing costs paid by noncontrolling interest	$117,500	$-
Distributions due to General Partner	$-	$904
Exchange of noncontrolling interest in investment in joint venture for net investment in finance lease	$-	$1,741,721
Equipment purchased with non-recourse long-term debt paid directly by lender	$5,678,919	$-
Equipment purchased with subordinated financing provided by seller	$53,000,000	$-
Exchange of noncontrolling interest in investment in joint venture for net investment in note receivable	$2,546,245	$-

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

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

As of July 28, 2011 (the “Initial Closing Date”), the Partnership raised a minimum of $1,200,000 from the sale of Interests, at which time the Partnership commenced operations. Upon the commencement of operations on the Initial Closing Date, the Partnership returned the initial capital contribution of $1,000 to ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. and the investment manager of the Partnership (the “Investment Manager”). From the commencement of our offering on June 6, 2011 through December 31, 2012, the Partnership sold 150,972 Interests to 3,652 limited partners, representing $150,441,521 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until the Partnership raised total equity in the amount of $20,000,000, which the Partnership achieved on November 17, 2011. During the period from the Initial Closing Date through December 31, 2012, the Partnership paid or accrued the following commissions and fees in connection with its offering of Interests: (i) sales commissions to third parties in the amount of $10,140,294 and (ii) dealer-manager fees in the amount of $4,429,176 to ICON Securities, LLC, formerly known as ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the offering of the Interests (“ICON Securities”). In addition, during such period, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $2,487,856. From the Initial Closing Date through December 31, 2012, organizational and offering expenses in the amount of $1,370,048 were recorded as a reduction of partners’ equity.

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

December 31, 2012

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

Net (loss) income attributable to the Partnership per weighted average Interest outstanding is based upon the weighted average number of Interests outstanding during the applicable period.

Cash

Cash includes cash in banks.

The Partnership's cash is held principally at two financial institutions and at times may exceed insured limits.  The Partnership has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in other assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which typically ranges from 3 to 8 years, to the asset’s residual value.

The Investment Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the Partnership’s impairment review policy.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Depreciation

The Partnership  records depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, the Partnership  first determines the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

The significant assets in the Partnership’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the Partnership’s consolidated statements of operations in the period the determination is made.

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

Revenue Recognition

The Partnership  leases equipment to third parties and each such lease is classified as either a finance lease or an operating lease, based upon the terms of each lease. For a finance lease, initial direct costs are capitalized and amortized over the lease term. For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

 For finance leases, the Partnership  records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate.

For notes receivable, the Partnership  uses the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment.

Notes Receivable

Notes receivable are reported in the Partnership’s consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. Unearned income, discounts and premiums are amortized to finance income in the Partnership’s consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in the Partnership’s consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income. Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Partnership periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

The Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the  borrower’s financial statements and other financial data deemed relevant.

As the Partnership’s financing receivables, generally finance leases and notes receivable, are limited in number, the Partnership is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the Partnership  estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The Partnership  records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely. Accounts receivable are generally placed in a non-accrual status when payments are more than 90 days past due.  Additionally, the Partnership  periodically reviews the creditworthiness of companies with payments outstanding less than 90 days.  Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status.  Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership  believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received. No allowance was deemed necessary at December 31, 2012 and 2011.

Initial Direct Costs

The Partnership  capitalizes initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. The Partnership  pays acquisition fees to the Investment Manager equal to 2.50% of the investment made by or on behalf of the Partnership, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Assets over the amount of the investment, if any.  These costs are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in the Partnership’s consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed as an acquisition expense in the Partnership’s consolidated statements of operations.

Income Taxes

The Partnership is taxed as a partnership for federal and State income tax purposes.  Therefore, no provision for federal and State income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual partners rather than the Partnership.  The Partnership is potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  The Partnership’s federal, State and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest associated with income taxes are included in general and administrative expense on the consolidated statements of operations.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Partnership did not have any material liabilities recorded related to uncertain tax positions nor did it have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, credit loss reserves, depreciation, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

(3)           Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	December 31,
	2012	2011
Principal outstanding	$42,538,932	$12,148,947
Initial direct costs	3,282,650	1,060,602
Deferred fees	(724,626)	(194,849)
Credit loss reserve	(1,960,000)	-
Net investment in notes receivable	$43,136,956	$13,014,700

On October 27, 2011, the Partnership made a term loan to NTS Communications, Inc. (formerly known as Xfone USA, Inc.) and certain of its affiliates (collectively, “NTS”) in the amount of $6,850,000. The loan bears interest at 12.75% per year and matures in July 2017. The loan is secured by, among other things, equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers.

On November 22, 2011, the Partnership made a $5,298,947 second priority term loan to Ensaimada S.A. The loan bears interest at 17% per year and the entire principal amount matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by N&P Shipping Co., the parent company of Ensaimada, and one of N&P’s shareholders.

On February 3, 2012, the Partnership made a term loan in the amount of $7,250,000 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”).  The loan bore interest at 15% per year and was for a period of 60 months.  The loan was secured by all of Revstone’s assets, including a mortgage on real property.  In addition, the Partnership agreed to make a secured capital expenditure loan (the “CapEx Loan”).  Between April and October of 2012, Revstone borrowed approximately $1,153,000 in connection with the CapEx Loan.  The CapEx Loan bore interest at 17% per year and was to mature on March 1, 2017.  The CapEx Loan was secured by a first priority security interest in the automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.  On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $8,394,000, which included a prepayment fee of approximately $396,000.

On February 29, 2012, the Partnership made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC (“VAS”).  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 33 months. The loan is secured by a second priority security interest in all of VAS’s assets.

On March 9, 2012, the Partnership made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. (“Kanza”). The loan bears interest at 13% per year and is for a period of 60 months.  The loan is secured by all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on nonaccrual status and the Partnership recorded a credit loss reserve of $1,960,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. During the year ended December 31, 2012, Kanza repaid approximately $2,525,000 of principal, reducing the outstanding balance of the loan at December 31, 2012 to approximately $515,000. Finance income recognized on the loan prior to taking the credit loss reserve was approximately $97,000 for the year ended December 31, 2012. As a nonaccrual status loan, any future change in the fair value of the recoverable collateral will be recorded as an adjustment to credit loss.  However, the net carrying amount of the loan will at no time exceed the recorded investment in the loan at the time it was deemed impaired.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

On June 22, 2012, the Partnership increased the loan facility with NTS by making an additional $1,540,000 term loan to NTS. The loan bears interest at 12.75% per year and is for a period of 60 months. The loan is secured by, among other things, equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. In addition, on September 27, 2012, the Partnership made an additional term loan to NTS (the “Second Term Loan”) in the amount of $1,127,500.  The Second Term Loan bears interest at 12.75% per year and is for a period of 57 months.  The loan is secured by the assets acquired with the proceeds from the Second Term Loan.

On July 10, 2012, the Partnership made a term loan in the amount of $5,750,000 to Vintage Partners, LLC.  The loan bears interest at 15% per year and is for a period of 60 months.  The loan is secured by, among other things, a first priority security interest in two containership vessels.

On July 24, 2012, the Partnership made a term loan in the amount of $2,500,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”). The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable.

On September 10, 2012, a joint venture with ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity also managed by the Investment Manager (“Fund Fourteen”), made a term loan in the amount of $12,410,000 to Superior Tube Company, Inc and Tubes Holdco Limited (collectively, “Superior”) as part of a $17,000,000 term loan facility. The loan bears interest at 12% per year and is for a period of 60 months.  The loan is secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory.  Pursuant to the terms of the joint venture, the Partnership had the right to contribute capital on or prior to the six month anniversary of the date the joint venture funded the loan.  On December 31, 2012, the Partnership contributed capital of approximately $2,500,000 to the joint venture, inclusive of acquisition fees, which the joint venture then distributed to Fund Fourteen. After the distribution, the Partnership’s and Fund Fourteen’s ownership interests in the joint venture were 20% and 80%, respectively.  Immediately thereafter, the Partnership exchanged its 20% ownership interest in the joint venture for its proportionate share of the loan that was previously held by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No gain or loss was recorded as a result of this transaction.

On October 4, 2012, the Partnership made a term loan in the amount of $7,000,000 to Ocean Product Tankers AS. The loan bears interest at 15% per year and is for a period of 60 months.  The loan is secured by, among other things, a second priority mortgage on three product tanker vessels.

On December 17, 2012, the Partnership made a term loan in the amount of $5,800,000 to Platinum Energy Solutions, Inc. (“Platinum”). The loan bears interest at one-month London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% and is for a period of 48 months.  The loan is secured by, among other things, Platinum’s existing and thereafter acquired assets.  The assets include heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well hydraulic fracturing, cleaning and servicing.

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

December 31, 2012

Marine vessels	$81,651,931
Mining equipment	19,388,278
Leased equipment at cost	101,040,209
Less: accumulated depreciation	(2,167,417)
Leased equipment at cost, less accumulated depreciation	$98,872,792

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

On June 29, 2012, the Partnership, through a joint venture owned 94.2% by the Partnership and 5.8% by ICON ECI Partners, L.P., an entity managed by the Investment Manager (“ECI Partners”), purchased certain mining equipment for approximately $8,582,000 that was subject to lease with The American Coal Company, American Energy Corporation, The Ohio Valley Coal Corporation and Murray Energy Corporation. The lease is for a period of 39 months and commenced on July 1, 2012.

On August 3, 2012, the Partnership, through a joint venture owned 96% by the Partnership and 4% by ECI Partners, purchased mining equipment for approximately $10,519,000. The equipment is subject to a 39-month lease with Murray Energy Corporation and certain affiliates that expires on October 31, 2015.

On December 20, 2012, the Partnership, through a joint venture owned 80% by the Partnership and 20% by Fund Fourteen, purchased a car carrier vessel, the Hoegh Copenhagen.  The vessel was acquired for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller’s credit.  Simultaneously, the Hoegh Copenhagen was bareboat chartered to Hoegh Autoliners Shipping AS, a wholly-owned subsidiary of Hoegh Autoliners Holding AS, for a period of eight years. The seller’s credit is recorded on a discounted basis within accrued expenses and other liabilities and is being accreted to its stated value as interest expense over its term.

Aggregate annual minimum future rentals receivable due on the Partnership’s non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2012:

Years Ending December 31,
2013	$15,870,176
2014	15,883,676
2015	14,648,988
2016	9,882,000
2017	9,855,000
Thereafter	29,295,000
$95,434,840

(5)              Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2012	2011
Minimum rents receivable	$38,214,311	$1,786,018
Estimated residual values	328,192	328,191
Initial direct costs	589,698	40,812
Unearned income	(14,005,501)	(473,570)
Net investment in finance leases	$25,126,700	$1,681,451

On June 9, 2011, ICON Juniper II, LLC, a joint venture with Fund Fourteen, purchased approximately $6,359,000 of telecommunications equipment and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). The base term of the lease schedule is for a period of 36 months, commencing on July 1, 2011. Pursuant to the terms of the joint venture, the Partnership had the right to contribute capital on, or prior to, the six-month anniversary of the date the joint venture acquired the equipment. On August 11, 2011, the Partnership contributed approximately $1,836,000 of capital, inclusive of acquisition fees, to ICON Juniper II, after which the Partnership’s and Fund Fourteen’s ownership interests in the joint venture were approximately 29.2% and 70.8%, respectively.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

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

For the purpose of purchasing the Lewek Ambassador, the joint venture was initially capitalized using a combination of debt and equity. As of December 31, 2012, the joint venture has recorded notes payable to the Partnership and Fund Fourteen in the amounts of approximately $3,664,000 and $2,442,000, respectively. The notes bear interest at 17% per year and mature on June 4, 2019. As the joint venture is consolidated by the Partnership, the note payable between the joint venture and the Partnership is eliminated in consolidation. The note payable to Fund Fourteen is presented within due to General Partner and affiliates on the consolidated balance sheets.

Non cancelable minimum annual amounts due on investment in finance leases over the next five years and thereafter consisted of the following at December 31, 2012:

Years Ending December 31,
2013	$5,121,782
2014	4,764,579
2015	4,407,375
2016	4,419,450
2017	4,407,375
Thereafter	15,093,750
$38,214,311

(6)            Non-Recourse Long-Term Debt

The Partnership had $69,250,000 of non-recourse long-term debt at December 31, 2012.

On June 4, 2012, a joint venture owned 60% by the Partnership and 40% by Fund Fourteen drew down on its loan facility with DVB Bank SE in the amount of $17,500,000 at a fixed rate of 4.997% to purchase the vessel, Lewek Ambassador. On December 20, 2012, a joint venture owned 80% by the Partnership and 20% by Fund Fourteen drew down on its loan facility with DVB Bank SE in the amount of $53,000,000 at a fixed rate of 4.6% to purchase the vessel, Hoegh Copenhagen.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter consisted of the following at December 31, 2012:

Years Ending December 31,
2013	$6,916,667
2014	6,916,667
2015	6,916,667
2016	6,916,667
2017	6,916,667
Thereafter	34,666,665
$69,250,000

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

At December 31, 2012, the Partnership was in compliance with all covenants related to non-recourse long-term debt.

(7)           Revolving Line of Credit, Recourse

On May 10, 2011, the Partnership entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of the Partnership’s assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which the Partnership has a beneficial interest. At December 31, 2012, the Partnership had $4,888,698 available under the Facility pursuant to the borrowing base.

The Facility has been extended through March 31, 2015 and increased to $10,000,000.  The interest rate on general advances under the Facility is CB&T’s prime rate.  The Partnership may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the current LIBOR plus 2.5% per year.  In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the Partnership is obligated to pay an annualized 0.5% fee on unused commitments under the Facility.  At December 31, 2012, there were no obligations outstanding under the Facility.

At December 31, 2012, the Partnership was in compliance with all covenants related to the Facility.

(8)           Transactions with Related Parties

The Partnership has entered into agreements with the General Partner, the Investment Manager and ICON Securities, whereby the Partnership pays certain fees and reimbursements to these parties. ICON Securities is entitled to receive a 3.0% dealer-manager fee from the gross proceeds from sales of Interests.

The Partnership pays the Investment Manager (i) an annual management fee, payable monthly, equal to 3.50% of the gross periodic payments due and paid from the Partnership’s investments and (ii) acquisition fees, through the end of the operating period, equal to 2.50% of the total purchase price (including indebtedness incurred or assumed therewith) of, or the value of the Capital Assets secured by or subject to, each of the Partnership’s investments.

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

The Partnership paid distributions to the General Partner of $69,588 and $3,137 for the year ended December 31, 2012 and for the period from the Initial Closing Date through December 31, 2011, respectively. The General Partner’s interest in the Partnership’s net loss was $22,755 and $11,413 for the year ended December 31, 2012 and for the period from the Initial Closing Date through December 31, 2011, respectively.

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Year Ended	Period from July 28, 2011 (Initial Closing Date) through
Entity	Capacity	Description	December 31, 2012	December 31, 2011
ICON Capital, LLC	Investment Manager	Organizational and offering
		expense reimbursements (1)	$965,813	$1,522,043
ICON Securities, LLC	Dealer-Manager	Dealer-manager fees (2)	3,491,716	937,460
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	5,136,887	1,463,750
ICON Capital, LLC	Investment Manager	Management fees (4)	610,423	12,696
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (4)	4,362,097	1,109,362
Fund Fourteen	Noncontrolling interest	Interest expense (4)	404,531	17,189
			$14,971,467	$5,062,500

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

At December 31, 2012, the Partnership had a net payable of $3,041,918 due to the General Partner and its affiliates that primarily consisted of a payable of approximately $2,442,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador and administrative expense reimbursements of approximately $880,000. At December 31, 2011, the Partnership had a net payable of $3,420,832 due to the General Partner and its affiliates that primarily consisted of a note payable of $2,800,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, administrative expense reimbursements of approximately $371,000 and organization and offering expense reimbursements of approximately $172,000.

From January 1, 2013 through March 21, 2013, the Partnership raised an additional $21,078,658 in capital contributions and paid or accrued dealer-manager fees to ICON Securities in the amount of $599,219.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets and liabilities using fair value measurements. The Partnership’s non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The valuation of the Partnership’s financial assets, such as notes receivable or financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following table summarizes the valuation of the Partnership’s material financial assets measured at fair value on a nonrecurring basis, of which the fair value information presented is not current but rather as of the date the impairment was recorded, and the carrying value of the asset at December 31, 2012:

					Credit Loss for the
	Carrying Value at	Fair Value at Impairment Date			Year Ended
	December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012
Net investment in note receivable	$515,354	$-	$-	$3,040,000	$1,984,044

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

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

Fair value information with respect to certain of the Partnership’s assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates. The estimated fair value of the Partnership’s fixed-rate notes receivable and fixed-rate non-recourse debt was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12.75% and 17.0% per year. Principal outstanding on fixed-rate non-recourse debt and other liabilities was discounted at 4.6% per year.

	December 31, 2012
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$43,136,956	$43,136,956

Principal outstanding on fixed-rate non-recourse long-term debt	$69,250,000	$70,539,617

Other liabilities	$5,686,792	$5,686,792

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

(10) Concentrations of Risk

In the normal course of business, the Partnership is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States of America and throughout the world. Although the Partnership does not currently foresee a concentrated credit risk associated with its lessees, borrowers or other counterparties, contractual payments are dependent upon the financial stability of the industry segments in which such counterparties operate.

 Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors.  The Partnership believes that the carrying value of its investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

At times, the Partnership's cash may exceed insured limits. The Partnership has placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2012, the Partnership had three lessees and two borrowers that accounted for 73.6% of the Partnership’s rental income and finance income. From the period from Initial Closing Date through December 31, 2011, the Partnership had one lessee and two borrowers that accounted for 100% of the Partnership’s finance income.

As of December 31, 2012, the Partnership had two lessees that accounted for approximately 50.6% of total assets. As of December 31, 2011, the Partnership had two borrowers that accounted for approximately 41.4% of total assets.

As of December 31, 2012, the Partnership had two lenders that accounted for 88.4% of total liabilities. The Partnership had no debt at December 31, 2011.

(11)    Geographic Information

Geographic information for revenue and long-lived assets, based on the country of origin, was as follows:

	Year Ended December 31, 2012
	North
	America	Vessels(a)	Total
Revenue:
Finance income	$2,970,334	$2,942,505	$5,912,839
Rental income	$2,757,185	$328,439	$3,085,624

	At December 31, 2012
Long-lived assets:
Net investment in finance leases	$1,207,663	$23,919,037	$25,126,700
Net investment in notes receivable	$23,693,396	$19,443,560	$43,136,956
Leased equipment at cost	$17,391,339	$81,481,453	$98,872,792

(a) Vessels are generally free to trade worldwide.

	Period from July 28, 2011 (Initial Closing Date) through December 31, 2011
	North
	America	Vessels(a)	Total
Revenue:
Finance income	$211,760	$82,904	$294,664
Income from investment in joint venture	$57,082	$-	$57,082

	At December 31, 2011
Long-lived assets:
Net investment in finance lease	$1,681,451	$-	$1,681,451
Net investment in notes receivable	$6,947,914	$6,066,786	$13,014,700
Vessel	$-	$9,625,000	$9,625,000

(a) Vessels are generally free to trade worldwide.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

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

In connection with certain investments, the Partnership is required to maintain restricted cash accounts with certain banks. Restricted cash of approximately $500,000 and $0 is presented within other assets in the Partnership’s consolidated balance sheets at December 31, 2012 and 2011, respectively.

The Partnership has entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligation related to this agreement is approximately $108,000 at December 31, 2012.

(13)     Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	(unaudited)				Year ended
	Quarters Ended in 2012				December 31,
	March 31,	June 30,	September 30,	December 31,	2012

Total revenue	$708,964	$1,102,577	$3,060,622	$4,163,074	$9,035,237

Net (loss) income	$(157,832)	$(2,704,317)	$491,420	$112,974	$(2,257,755)

Net (loss) income attributable to Fund
Fifteen allocable to limited partners	$(14,621)	$(2,593,703)	$394,782	$(39,175)	$(2,252,717)

Weighted average number of limited
partnership interests outstanding	52,155	81,924	111,412	138,661	96,189

Net (loss) income attributable to Fund
Fifteen per weighted average limited
partnership interest outstanding	$(0.28)	$(31.66)	$3.54	$(0.28)	$(23.42)

	(unaudited)				Period from July 28, 2011
	Quarters Ended in 2011				(Initial Closing Date) through
	March 31,	June 30,	September 30,	December 31,	December 31, 2011

Total revenue	$-	$-	$40,712	$318,586	$359,298

Net loss	$-	$-	$(450,498)	$(711,456)	$(1,161,954)

Net loss attributable to Fund
Fifteen allocable to limited partners	$-	$-	$(445,993)	$(683,884)	$(1,129,877)

Weighted average number of limited
partnership interests outstanding	-	-	5,333	20,492	14,085

Net loss attributable to Fund
Fifteen per weighted average limited
partnership interest outstanding	$-	$-	$(83.63)	$(33.37)	$(80.22)

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

(14)     Income Tax Reconciliation (unaudited)

At December 31, 2012 and 2011, the partners’ equity included in the consolidated financial statements totaled $123,527,101 and $26,636,467, respectively. The partners’ capital for federal income tax purposes at December 31, 2012 and 2011 totaled $132,774,136 and $30,064,995, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net loss attributable to the Partnership for financial statement reporting purposes to the net loss attributable to the Partnership for federal income tax purposes for the periods ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Period from July 28, 2011 (Initial Closing Date) through December 31, 2011
Net loss attributable to Fund Fifteen per consolidated financial statements	$(2,275,472)	$(1,141,290)
Rental income	7,873	-
Depreciation and amortization	33,209	17,613
Tax loss from consolidated joint ventures	(8,669,617)	(365)
Other	1,598,011	34,851
Net loss attributable to Fund Fifteen for federal income tax purposes	$(9,305,996)	$(1,089,191)

(15)   Subsequent Events

On February 15, 2013, the Partnership, through a joint venture owned 58% by the Partnership, 38% by Fund Fourteen and 4% by ECI Partners, purchased onshore oil field services equipment for approximately $11,804,000. The equipment is subject to a 45-month lease with Go Frac, LLC that expires on November 30, 2016.

On March 1, 2013, the Partnership made a term loan in the amount of $7,200,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”).  The loan bears interest at 12.25% per year and is for a period of 42 months. The loan is secured by, among other things, a second priority security interest in and lien on Heniff’s tractors, stainless steel tank trailers and related equipment and a second lien on Heniff’s other assets.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Notes Receivable	Deduction	Balance at End of Year

Deducted from asset accounts:

Year Ended December 31, 2012
Credit loss reserve	$-	$1,960,000	$-	$-	$1,960,000

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2012, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on its assessment, our General Partner believes that, as of December 31, 2012, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's General Partner and Corporate Governance

Our General Partner

Our General Partner was formed as a Delaware limited liability company on September 23, 2010 to act as our general partner. Its principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700. The sole member of our General Partner is ICON Capital, LLC, our Investment Manager.

Name	Age	Title
Michael A. Reisner	42	Co-Chief Executive Officer, Co-President and Director
Mark Gatto	40	Co-Chief Executive Officer, Co-President and Director
Nicholas A. Sinigaglia	43	Managing Director
David J. Verlizzo	40	Senior Managing Director and Counsel
Craig A. Jackson	54	Managing Director

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager, ICON Capital, LLC, a Delaware limited liability company (“ICON”), was formed in 1985. Our Investment Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Investment Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing Capital Assets that are off-lease; inspecting Capital Assets; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	42	Co-Chairman, Co-Chief Executive Officer and Co-President
Mark Gatto	40	Co-Chairman, Co-Chief Executive Officer and Co-President
Nicholas A. Sinigaglia	43	Managing Director
David J. Verlizzo	40	Senior Managing Director and Counsel
Craig A. Jackson	54	Managing Director
Harry Giovani	38	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-President, Co-CEO and Director, joined ICON in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-President, Co-CEO, and Director, originally joined ICON in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Nicholas A. Sinigaglia, Managing Director, joined ICON in March 2008 as a Vice President of Accounting and Finance and was promoted to Managing Director in July 2011. Mr. Sinigaglia was previously the Chief Financial Officer of Smart Online, Inc. from February 2006 through March 2008 and the Vice President of Ray-X Medical Management Corp. from 1997 through 2005. Mr. Sinigaglia began his accounting career at Arthur Andersen LLP in 1991, where he was employed through 1997, rising to the level of Audit Manager. Mr. Sinigaglia received a B.S. from the University of Albany and is a certified public accountant.

David J. Verlizzo, Senior Managing Director and Counsel, joined ICON in 2005.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from May 2001 to May 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Craig A. Jackson, Managing Director, joined ICON in 2006. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Managing Director and Chief Credit Officer, joined ICON in 2008. Most recently, from March 2007 to January 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Investment Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Financial and Accounting Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Investment Manager.  Our Investment Manager's address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2012	Period from July 28, 2011 (Initial Closing Date) through December 31, 2011
ICON Capital, LLC	Investment Manager	Organizational and offering
		expense reimbursements(1)	$965,813	$1,522,043
ICON Securities, LLC	Dealer-Manager	Dealer-manager fees(2)	3,491,716	937,460
ICON Capital, LLC	Investment Manager	Acquisition fees(3)	5,136,887	1,463,750
ICON Capital, LLC	Investment Manager	Management fees(4)	610,423	12,696
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements(4)	4,362,097	1,109,362
Fund Fourteen	Noncontrolling interest	Interest expense(4)	404,531	17,189
			$14,971,467	$5,062,500

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our General Partner of $69,588 and $3,137 for the year ended December 31, 2012 and for the period from the Initial Closing Date through December 31, 2011, respectively. Our General Partner’s interest in our net loss was $22,755 and $11,413 for the year ended December 31, 2012 and for the period from the Initial Closing Date through December 31, 2011, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)   As of March 21, 2013, no directors or officers of our General Partner own any of our equity securities.

(c)   Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Note 8 to our consolidated financial statements for a discussion of our transactions with related parties.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2012 and 2011, our auditors provided audit services relating to our Registration Statement on Form S-1, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.  The following table presents the fees for both audit and non–audit services rendered by Ernst & Young LLP for the years ended December 31, 2012 and 2011:

	2012	2011
Audit fees	$411,150	$304,500
Tax fees	23,843	2,907
	$434,993	$307,407

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   1. Financial Statements

See index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Financial Statement Schedule II – Valuation and Qualifying Accounts is filed with this Annual Report on Form 10-K. Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1    Certificate of Limited Partnership of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on October 6, 2010 (File No. 333-169794)).

4.1    Limited Partnership Agreement of Registrant (Incorporated by reference to Appendix A to Registrant’s Prospectus Supplement No. 3 filed with the SEC on December 28, 2011 (File No.333-169794)).

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

10.3  Loan Modification Agreement, dated as of March 31, 2013, by and between California Bank & Trust and ICON ECI Fund Fifteen, L.P.

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

101.PRE*  XBRLTaxonomy Extension Presentation Linkbase Document.

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

March 27, 2013

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

March 27, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)