Form 10-Q
period 2013-03-31
ICON ECI FUND FIFTEEN, L.P.
filed 2013-05-15
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes  No ☑
Number of outstanding limited partnership interests of the registrant on May 9, 2013 is 184,881.

ICON ECI Fund Fifteen, L.P. Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statement of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 6
Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Signatures	23

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Cash	$44,332,819	$37,990,933
Net investment in notes receivable	50,484,880	43,136,956
Leased equipment at cost (less accumulated depreciation of
$4,721,594 and $2,167,417, respectively)	108,405,895	98,872,792
Net investment in finance leases	24,523,914	25,126,700
Deferred charges	412,892	832,164
Other assets	2,880,304	2,314,802
Total assets	$231,040,704	$208,274,347
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$67,520,833	$69,250,000
Due to General Partner and affiliates, net	3,067,224	3,041,918
Accrued expenses and other liabilities	8,819,134	6,059,960
Total liabilities	79,407,191	78,351,878

Commitments and contingencies (Note 10)

Equity:
Partners' equity:
Limited partners	141,403,648	123,633,993
General Partner	(127,578)	(106,892)
Total partners' equity	141,276,070	123,527,101
Noncontrolling interests	10,357,443	6,395,368
Total equity	151,633,513	129,922,469
Total liabilities and equity	$231,040,704	$208,274,347

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March, 31
	2013	2012
Revenue:
Finance income	$2,034,976	$705,195
Rental income	4,264,395	-
Other income	13,262	3,769
Total revenue	6,312,633	708,964

Expenses:
Management fees	209,491	26,817
Administrative expense reimbursements	969,695	419,085
General and administrative	304,465	232,801
Interest	1,028,124	188,093
Depreciation	2,554,177	-
Total expenses	5,065,952	866,796
Net income (loss)	1,246,681	(157,832)
Less: net income (loss) attributable to noncontrolling interests	236,391	(143,063)
Net income (loss) attributable to Fund Fifteen	$1,010,290	$(14,769)

Net income (loss) attributable to Fund Fifteen allocable to:
Limited partners	$1,000,187	$(14,621)
General Partner	10,103	(148)
	$1,010,290	$(14,769)

Weighted average number of limited partnership interests outstanding	162,992	52,155

Net income (loss) attributable to Fund Fifteen per weighted average limited partnership
interest outstanding	$6.14	$(0.28)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2012	150,972	$123,633,993	$(106,892)	$123,527,101	$6,395,368	$129,922,469

Net income	-	1,000,187	10,103	1,010,290	236,391	1,246,681
Proceeds from sale of limited
partnership interests	22,643	22,464,607	-	22,464,607	-	22,464,607
Sales and offering expenses	-	(2,647,053)	-	(2,647,053)	-	(2,647,053)
Cash distributions	-	(3,048,086)	(30,789)	(3,078,875)	(176,796)	(3,255,671)
Investment by noncontrolling interests	-	-	-	-	3,902,480	3,902,480
Balance, March 31, 2013 (unaudited)	173,615	$141,403,648	$(127,578)	$141,276,070	$10,357,443	$151,633,513

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,246,681	$(157,832)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Finance income	172,974	64,090
Depreciation	2,554,177	-
Interest expense from amortization of debt financing costs	56,921	2,478
Interest expense from amortization of seller's credit	69,801	-
Paid-in-kind interest	54,470	-
Changes in operating assets and liabilities:
Other assets	(658,325)	9,871
Deferred revenue	124,448	22,400
Due to General Partner and affiliates, net	(61,188)	(128,825)
Accrued expenses and other liabilities	2,611,719	(225,517)
Net cash provided by (used in) operating activities	6,171,678	(413,335)
Cash flows from investing activities:
Purchase of equipment	(12,087,280)	-
Principal received on finance leases	574,539	105,222
Investment in notes receivable	(7,726,224)	(14,560,686)
Principal received on notes receivable	222,681	60,417
Net cash used in investing activities	(19,016,284)	(14,395,047)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(1,729,167)	-
Sale of limited partnership interests	22,464,607	37,118,509
Sales and offering expenses paid	(2,085,757)	(3,617,390)
Deferred charges paid	(110,000)	(204,151)
Investment by noncontrolling interests	3,902,480	117,500
Distributions to noncontrolling interests	(176,796)	-
Cash distributions to partners	(3,078,875)	(809,550)
Net cash provided by financing activities	19,186,492	32,604,918
Net increase in cash	6,341,886	17,796,536
Cash, beginning of period	37,990,933	5,383,978
Cash, end of period	$44,332,819	$23,180,514

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2013	2012
Supplemental disclosure of cash flow information:

Cash paid for interest	$799,426	$-

Supplemental disclosure of non-cash investing and financing activities:

Organizational and offering expenses due to Investment Manager	$32,025	$1,951
Organizational and offering expenses charged to equity	$561,296	$241,922
Dealer-manager fees due to ICON Securities	$-	$31,889

See accompanying notes to consolidated financial statements

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2013

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

As of July 28, 2011 (the “Initial Closing Date”), the Partnership raised a minimum of $1,200,000 from the sale of Interests, at which time the Partnership commenced operations. Upon the commencement of operations on the Initial Closing Date, the Partnership returned the initial capital contribution of $1,000 to ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. and the investment manager of the Partnership (the “Investment Manager”). From the commencement of the Partnership’s offering on June 6, 2011 through March 31, 2013, the Partnership sold 173,615 Interests to 4,148 limited partners, representing $172,906,128 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until the Partnership raised total equity in the amount of $20,000,000, which the Partnership achieved on November 17, 2011. During the period from the Initial Closing Date through March 31, 2013, the Partnership paid or accrued the following commissions and fees in connection with its offering of Interests: (i) sales commissions to third parties in the amount of $11,583,799 and (ii) dealer-manager fees in the amount of $5,071,428 to ICON Securities, LLC, formerly known as ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the offering of the Interests (“ICON Securities”). In addition, during such period, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $2,629,880. From the Initial Closing Date through March 31, 2013, organizational and offering expenses in the amount of $2,216,988 were recorded as a reduction of partners’ equity.

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

(2)      Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of the General Partner, all

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results for the interim period are not necessarily indicative of the results for the full year.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

The Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As the Partnership’s financing receivables, generally finance leases and notes receivable, are limited in number, the Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, the Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon the Investment Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and the Partnership believes recovery of the remaining unpaid receivable is probable.

The Partnership charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for loan losses and the balance of the loan.

(3)        Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2013	2012
Principal outstanding	$49,516,251	$42,538,932
Initial direct costs	3,710,533	3,282,650
Deferred fees	(781,904)	(724,626)
Credit loss reserve	(1,960,000)	(1,960,000)
Net investment in notes receivable	$50,484,880	$43,136,956

On March 9, 2012, the Partnership made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of 60 months. The loan is secured by all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on non-accrual status and the Partnership recorded a credit loss reserve of $1,960,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. During the three months ended March 31, 2013, Kanza sold a portion of its assets and remitted the proceeds of approximately $28,000 to the Partnership, reducing the outstanding estimated recoverable balance of the loan at March 31, 2013 to approximately $487,000. No finance income was recognized on the impaired loan during the

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

three months ended March 31, 2013. Subsequent to March 31, 2013, Kanza sold the additional collateral and used the proceeds to substantially satisfy the $487,000 balance.  The Partnership continues to pursue all legal remedies to obtain payment of the remaining $1,960,000.

On March 1, 2013, the Partnership made a secured term loan in the amount of $7,200,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”).  The loan bears interest at 12.25% per year and is for a period of 42 months.  The loan is secured by, among other things, a second priority security interest in Heniff’s assets, including tractors and stainless steel tank trailers.

(4)      Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2013	2012
Marine vessels	$81,651,931	$81,651,931
Mining equipment	19,388,278	19,388,278
Oilfield services equipment	12,087,280	-
Leased equipment at cost	113,127,489	101,040,209
Less: accumulated depreciation	4,721,594	2,167,417
Leased equipment at cost, less accumulated depreciation	$108,405,895	$98,872,792

On February 15, 2013, the Partnership, through a joint venture owned 58% by the Partnership, 38% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and 4% by ICON ECI Partners L.P. (“ECI Partners”), entities also managed by the Investment Manager, purchased onshore oil field services equipment from Go Frac, LLC for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016.

Depreciation expense was $2,554,177 for the three months ended March 31, 2013. The Partnership did not have any operating leases during the three months ended March 31, 2012.

(5)           Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2013	2012
Minimum rents receivable	$36,889,425	$38,214,311
Estimated residual values	328,192	328,192
Initial direct costs	561,450	589,698
Unearned income	(13,255,153)	(14,005,501)
Net investment in finance leases	$24,523,914	$25,126,700

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(6)         Non-Recourse Long-Term Debt

As of March 31, 2013 and December 31, 2012, the Partnership had $67,520,833 and $69,250,000 of non-recourse long-term debt, respectively, with maturity dates ranging from June 4, 2019 to December 31, 2020, and interest rates ranging from 4.6% to 4.997% per year.

At March 31, 2013, the Partnership was in compliance with all covenants related to non-recourse long-term debt.

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

The Facility has been extended through March 31, 2015 and increased to $10,000,000. The interest rate for general advances under the Facility is CB&T’s prime rate. The Partnership may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the Partnership is obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At March 31, 2013, there were no obligations outstanding under the Facility and the Partnership had $10,000,000 available under the Facility pursuant to the borrowing base.

At March 31, 2013, the Partnership was in compliance with all covenants related to the Facility.

(8)        Transactions with Related Parties

The Partnership paid distributions to the General Partner of $30,789 and $8,095 for the three months ended March 31, 2013 and 2012, respectively. Additionally, the General Partner’s interest in the net income (loss) attributable to the Partnership was $10,103 and $(148) for the three months ended March 31, 2013 and 2012, respectively.

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2013	2012
		Organizational and offering
ICON Capital, LLC	Investment Manager	expense reimbursements (1)	$142,024	$202,200
ICON Securities, LLC	Dealer-Manager	Dealer-manager fees (2)	642,252	1,102,522
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	1,290,123	658,377
ICON Capital, LLC	Investment Manager	Management fees (4)	209,491	26,817
		Administrative expense
ICON Capital, LLC	Investment Manager	reimbursements (4)	969,695	419,085
Fund Fourteen	Noncontrolling Interest	Interest expense (4)	95,279	119,000
			$3,348,864	$2,528,001

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

At March 31, 2013, the Partnership had a net payable of $3,067,224 due to the General Partner and its affiliates that primarily consisted of a payable of approximately $2,497,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, an acquisition fee payable to the Partnership’s Investment Manager and administrative expense reimbursements. At December 31, 2012, the Partnership had a net payable of $3,041,918 due to the General Partner and its affiliates that primarily consisted of a payable of approximately $2,442,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador and administrative expense reimbursements.

From April 1, 2013 through May 9, 2013, the Partnership raised an additional $11,144,933 in capital contributions and paid or accrued dealer-manager fees to ICON Securities in the amount of $309,677.

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

Assets and Liabilities for which Fair Value is Disclosed

Certain of the Partnership’s financial assets and liabilities, which include fixed-rate notes receivable, fixed-rate non-recourse long-term debt and a seller’s credit, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and cannot be corroborated by market data and are therefore classified within Level 3. As permitted by the accounting pronouncements, the Partnership uses projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of the Partnership’s other assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.

The estimated fair value of the Partnership’s fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12.25% and 17.0% per year. Principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credit was discounted at a rate of 4.60% per year.

	March 31, 2013
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$47,556,251	$47,936,951

Principal outstanding on fixed-rate non-recourse long-term debt	$67,520,833	$68,882,732

Seller's credit	$5,752,441	$5,752,441

(10)   Commitments and Contingencies

At the time the Partnership acquires or divests of its interest in Capital Assets, the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  The General Partner believes that any

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

liability of the Partnership that may arise as a result of any such indemnification obligations will not have a material adverse effect on the consolidated financial condition or results of operations of the Partnership taken as a whole.

In connection with certain investments, the Partnership is required to maintain restricted cash balances with certain banks. Restricted cash of approximately $625,000 and $500,000 is presented within other assets in the Partnership’s consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

The Partnership has entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement at March 31, 2013 and December 31, 2012 was approximately $112,000 and $108,000, respectively.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

(11)   Subsequent Events

On April 2, 2013, the Partnership, through two joint ventures owned 55% by the Partnership and 45% by Fund Fourteen, purchased two chemical tanker vessels, the Ardmore Capella and Ardmore Calypso, from wholly-owned subsidiaries of Ardmore Shipholding Limited (“Ardmore”).  Simultaneously, the vessels were bareboat chartered back to Ardmore for a period of five years.  The purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through two subordinated, non-interest-bearing seller’s credits.

On April 5, 2013, the Partnership made a secured term loan in the amount of $13,500,000 to Lubricating Specialties Company (“LSC”).  The loan bears interest at 13.5% per year and matures on August 1, 2018.  The loan is secured by, among other things, a second priority security interest in and lien on LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Overview

We are a direct financing fund that will primarily make investments in domestic and global companies, which investments will primarily be structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Interests, at which time we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Investment Manager. From the commencement of our offering on June 6, 2011 through March 31, 2013, we sold 173,615 Interests to 4,148 limited partners, representing $172,906,128 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011.  During the period from June 6, 2011 through May 9, 2013, we raised $184,051,061 in total equity, and will continue to raise equity until our offering period ends on or before June 6, 2013.

After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time for five years from the date we complete the offering.  This time frame is called the “operating period” and may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business, during a time frame called the “liquidation period.”

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

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement.  Our Investment Manager, an affiliate of our General Partner, will originate and service our investments.  Our Investment Manager manages or is the investment manager or managing trustee for seven other public equipment funds.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2012:

Notes Receivable

•        On March 1, 2013, we made a secured term loan in the amount of $7,200,000 to Heniff as part of a $12,000,000 secured term loan facility. The loan bears interest at 12.25% per year and is for a period of 42 months. The loan is secured by, among other things, a second priority security interest in Heniff’s assets, including tractors and stainless steel tank trailers, which were valued at approximately $44,810,000, subject to the satisfaction of the senior secured interest secured by the same assets.

Oil Field Services Equipment

•        On February 15, 2013, we, through a joint venture owned 58% by us, 38% by Fund Fourteen and 4% by ECI Partners, purchased onshore oil field services equipment from Go Frac for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016.

Acquisition Fees

•        We paid or accrued total acquisition fees to our Investment Manager of approximately $1,290,000 during the three months ended March 31, 2013.

Subsequent Events

•        On April 2, 2013, we, through two joint ventures owned 55% by us and 45% by Fund Fourteen, purchased two chemical tanker vessels, the Ardmore Capella and Ardmore Calypso, from wholly-owned subsidiaries of Ardmore.  Simultaneously, the vessels were bareboat chartered back to Ardmore for a period of five years.  The purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through two subordinated, non-interest-bearing seller’s credits.

•        On April 5, 2013, we made a secured term loan in the amount of $13,500,000 to LSC as part of an $18,000,000 facility.  The loan bears interest at 13.5% per year and matures on August 1, 2018.  The loan is secured by, among other things, a second priority security interest in and lien on LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory, which were valued in the aggregate at approximately $52,030,000.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2013		December 31, 2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Platform supply vessel	$23,507,304	31%	$23,919,037	35%
Telecommunications equipment	10,613,252	14%	10,810,636	16%
Oil field services equipment	9,046,633	12%	9,091,278	13%
Vessel - tanker	7,735,107	10%	7,775,276	11%
Trailers	7,663,925	10%	-	-
Marine - dry bulk vessels	5,870,852	8%	5,909,523	9%
Marine - container vessels	5,616,299	8%	5,758,761	8%
Metal pipe and tube manufacturing equipment	2,542,798	3%	2,546,245	4%
Aircraft parts	1,925,763	3%	1,937,546	3%
Rail support construction equipment	486,861	1%	515,354	1%
	$75,008,794	100%	$68,263,656	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Quarter	2012 Quarter
Gallatin Marine Management, LLC	Platform supply vessel	33%	-
NTS Communications, Inc.	Telecommunications equipment	15%	54%
Ocean Product Tankers AS	Vessel - tanker	11%	-
SeaChange Maritime LLC	Marine - container vessels	10%	-
Ensaimada S.A.	Marine - dry bulk vessels	9%	27%
		78%	81%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	March 31, 2013		December 31, 2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - container vessels	$80,212,519	74%	$81,481,453	82%
Mining equipment	16,301,814	15%	17,391,339	18%
Oil field services equipment	11,891,562	11%	-	-
	$108,405,895	100%	$98,872,792	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows. We did not have any operating lease transactions during the 2012 Quarter.

		Percentage of Total Rental Income
Customer	Asset Type	2013 Quarter
Hoegh Autoliners Shipping AS	Marine - container vessels	58%
Murray Energy Corporation	Mining equipment	35%
		93%

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

Revenue for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended March 31,
	2013	2012	Change
Finance income	$2,034,976	$705,195	$1,329,781
Rental income	4,264,395	-	4,264,395
Other income	13,262	3,769	9,493
Total revenue	$6,312,633	$708,964	$5,603,669

Total revenue for the 2013 Quarter increased $5,603,669 as compared to the 2012 Quarter. The increase in rental income was due to entering into four operating leases since March 31, 2012. The increase in finance income was due to entering into nine notes receivable and one finance lease since March 31, 2012.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended March 31,
	2013	2012	Change
Management fees	$209,491	$26,817	$182,674
Administrative expense reimbursements	969,695	419,085	550,610
General and administrative	304,465	232,801	71,664
Interest	1,028,124	188,093	840,031
Depreciation	2,554,177	-	2,554,177
Total expense	$5,065,952	$866,796	$4,199,156

Total expenses for the 2013 Quarter increased $4,199,156 as compared to the 2012 Quarter. The increase primarily related to depreciation expense on equipment acquired pursuant to our four operating leases and interest payments on our non-recourse long-term debt. General and administrative expense, management fees, and administrative expense reimbursements have increased due to the increase in the size of our investment portfolio since March 31, 2012.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $379,454 from a loss of $143,063 in the 2012 Quarter to income of $236,391 in the 2013 Quarter. The increase was primarily due to net income related to our joint ventures with Fund Fourteen, which invested in two operating leases and two finance leases, and our joint ventures with ECI Partners, which invested in three operating leases since March 31, 2012.

Net Income (Loss) Attributable to Fund Fifteen

As a result of the foregoing factors, the net income (loss) attributable to us increased $1,025,059 from a loss of $(14,769) in the 2012 Quarter to income of $1,010,290 in the 2013 Quarter. The net income (loss) attributable to us per weighted average Interest outstanding for the 2013 Quarter and the 2012 Quarter was $6.14 and $(0.28), respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2013 compared to December 31, 2012.

Total Assets

Total assets increased $22,766,357, from $208,274,347 at December 31, 2012 to $231,040,704 at March 31, 2013. The increase in total assets was the result of cash proceeds received from the sale of Interests, the majority of which were then used to invest in one note receivable and one operating lease.

Total Liabilities

Total liabilities increased $1,055,313, from $78,351,878 at December 31, 2012 to $79,407,191 at March 31, 2013. The increase was primarily the result of a security deposit in the amount of approximately $2,570,000 received in conjunction with an operating lease transaction during the 2013 Quarter, which will be returned to the lessee after the termination of the operating lease, except in the event of a default, in which case the security deposit will be used or retained to the extent required to cure the default. The increase was partially offset by principal payments we made on our non-recourse long-term debt.

Equity

Equity increased $21,711,044, from $129,922,469 at December 31, 2012 to $151,633,513 at March 31, 2013. The increase primarily related to the cash proceeds received from the sale of Interests, investments by noncontrolling interests and the net income recorded in the 2013 Quarter, which were partially offset by sales and offering expenses incurred and distributions paid.

Liquidity and Capital Resources

Summary

At March 31, 2013 and December 31, 2012, we had cash of $44,332,819 and $37,990,933, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of March 31, 2013, the cash reserve was $864,531. During our offering period, our main source of cash is from financing activities and our main use of cash is in investing activities.

We are offering our Interests on a “best efforts” basis with the current intention of raising up to $418,000,000.  As additional Interests are sold, we will experience a relative increase in liquidity as cash is received, and then a relative decrease in liquidity as cash is expended to make investments.

We are using the net proceeds of the offering and cash from operations to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.  We have sought and continue to seek to acquire a portfolio of Capital Assets that is comprised of transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of certain Capital Assets or interests therein at the maturity of the investment, or (c) a combination of both.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities. In addition, as of March 31, 2013, we have up to $10,000,000 available to us under the Facility pursuant to the borrowing base. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

From the commencement of our offering period on June 6, 2011 through March 31, 2013, we sold 173,615 Interests to 4,148 limited partners, representing $172,906,128 of capital contributions. From the Initial Closing Date on July 28, 2011 through March 31, 2013, we paid or accrued sales commissions to third parties of $11,583,799 and dealer-manager fees to ICON Securities, LLC of $5,071,428.  In addition, organizational and offering expenses of $2,629,880 were paid or accrued by us, our General Partner or its affiliates during the offering period.

Cash Flows

Operating Activities

Cash provided by operating activities increased $6,585,013, from a use of cash of $413,335 in the 2012 Quarter to a source of cash of $6,171,678 in the 2013 Quarter. The increase was primarily related to rental payments received on our operating leases and interest payments received on our notes receivable and finance leases, partially offset by payments made for administrative expense reimbursements and management fees to our Investment Manager and interest expense on third-party non-recourse long-term debt.

Investing Activities

Cash used in investing activities increased $4,621,237, from $14,395,047 in the 2012  Quarter to $19,016,284 in the 2013 Quarter. The increase was primarily related to our investment in one note receivable and the purchase of equipment leased subject to an operating lease during the 2013 Quarter, partially offset by the collection of principal received on finance leases and notes receivable during the 2013 Quarter.

Financing Activities

Cash provided by financing activities decreased $13,418,426, from $32,604,918 in the 2012 Quarter to $19,186,492 in the 2013 Quarter. The decrease was primarily related to (i) a decrease in the sale of Interests, (ii) an increase in cash distributions paid to partners and noncontrolling interests and (iii) an increase in principal repayments of debt related to our investment in the Lewek Ambassador and the Hoegh Copenhagen, which were partially offset by (i) an increase in investment in joint ventures by noncontrolling interests and (ii) a decrease in sales and offering expenses paid in the 2013 Quarter.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2013 of $67,520,833 related to the Lewek Ambassador and Hoegh Copenhagen. Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying vessels. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the vessels would be returned to the lender in extinguishment of that debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $30,789, $3,048,086 and $176,796 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2013 Quarter.

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

At March 31, 2013, we had non-recourse debt obligations. The lender has a security interest in the vessel relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the vessel. If the lessee defaults on the lease, the vessel would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2013, our outstanding non-recourse long-term indebtedness was $67,520,833.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement is approximately $112,000 at March 31, 2013.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. Our restricted cash amounts of approximately $625,000 and $500,000 are presented within other assets in our consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2013, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2010, we were capitalized with the issuance to (i) our General Partner of a general partnership interest for the purchase price of $1.00 and (ii) our Investment Manager of one Interest for the purchase price of $1,000. These partnership interests were purchased for investment and for the purpose of organizing us. We issued the partnership interests in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on June 6, 2011 (SEC File No. 333-169794).  Our offering period commenced on June 6, 2011 and will end no later than June 6, 2013.

Our Initial Closing Date was July 28, 2011. Following such date, we returned the initial capital contribution of $1,000 to our Investment Manager. During the period from June 6, 2011 through March 31, 2013, we received additional capital contributions in the amount of $172,906,128.  For the period from the Initial Closing Date through March 31, 2013, we paid or accrued sales commissions to third parties of $11,583,799 and dealer-manager fees to ICON Securities of $5,071,428.  In addition, organizational and offering expenses in the amount of $2,629,880 were paid or accrued by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $153,621,021 during this period.

From April 1, 2013  through May 9, 2013, we received additional capital contributions in the amount of $11,144,933. For the period from April 1, 2013  through May 9, 2013, we paid or accrued sales commissions to third parties of $695,141 and dealer-manager fees to ICON Securities of $309,677.

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

10.3 Loan Modification Agreement, dated as of March 31, 2013, by and between California Bank & Trust and ICON ECI Fund Fifteen, L.P. (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 28, 2013).

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

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*  XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*  XBRL Taxonomy Extension Presentation Linkbase Document.

__________________________________________________________________________________________________

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

May 14, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)