Form 10-Q
period 2013-06-30
ICON ECI FUND FIFTEEN, L.P.
filed 2013-08-13
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes  No ☑
Number of outstanding limited partnership interests of the registrant on August 8, 2013 is 197,597.

ICON ECI Fund Fifteen, L.P. Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 6
Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Signatures	25

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Cash	$34,309,891	$37,990,933
Net investment in notes receivable	63,631,574	43,136,956
Leased equipment at cost (less accumulated depreciation of
$7,480,385 and $2,167,417, respectively)	105,647,104	98,872,792
Net investment in finance leases	56,044,617	25,126,700
Investment in joint venture	12,462,530	-
Deferred charges	-	832,164
Other assets	3,549,561	2,314,802
Total assets	$275,645,277	$208,274,347
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$88,541,667	$69,250,000
Due to General Partner and affiliates, net	2,481,853	3,041,918
Accrued expenses and other liabilities	9,257,248	6,059,960
Total liabilities	100,280,768	78,351,878

Commitments and contingencies (Note 11)

Equity:
Partners' equity:
Limited partners	160,630,011	123,633,993
General Partner	(146,220)	(106,892)
Total partners' equity	160,483,791	123,527,101
Noncontrolling interests	14,880,718	6,395,368
Total equity	175,364,509	129,922,469
Total liabilities and equity	$275,645,277	$208,274,347

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Finance income	$3,060,822	$1,078,220	$5,095,798	$1,783,415
Rental income	4,571,922	15,327	8,836,317	15,327
Income from investment in joint venture	165,322	-	165,322	-
Other income	65,332	9,030	78,594	12,799
Total revenue	7,863,398	1,102,577	14,176,031	1,811,541

Expenses:
Management fees	248,377	53,404	457,868	80,221
Administrative expense reimbursements	1,073,535	1,374,571	2,043,230	1,793,656
General and administrative	330,607	147,915	635,072	380,716
Interest	1,251,568	235,644	2,279,692	423,737
Depreciation	2,758,791	11,316	5,312,968	11,316
Credit loss	12,530	1,984,044	12,530	1,984,044
Total expenses	5,675,408	3,806,894	10,741,360	4,673,690

Net income (loss)	2,187,990	(2,704,317)	3,434,671	(2,862,149)
Less: net income (loss) attributable to noncontrolling interests	415,224	(84,415)	651,615	(227,478)
Net income (loss) attributable to Fund Fifteen	$1,772,766	$(2,619,902)	$2,783,056	$(2,634,671)

Net income (loss) attributable to Fund Fifteen allocable to:
Limited partners	$1,755,039	$(2,593,703)	$2,755,226	$(2,608,324)
General Partner	17,727	(26,199)	27,830	(26,347)
	$1,772,766	$(2,619,902)	$2,783,056	$(2,634,671)

Weighted average number of limited partnership
interests outstanding	187,220	81,924	175,173	67,040
Net income (loss) attributable to Fund Fifteen per weighted average
limited partnership interests outstanding	$9.37	$(31.66)	$15.73	$(38.91)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2012	150,972	$123,633,993	$(106,892)	$123,527,101	$6,395,368	$129,922,469

Net income	-	1,000,187	10,103	1,010,290	236,391	1,246,681
Proceeds from sale of limited
partnership interests	22,643	22,464,607	-	22,464,607	-	22,464,607
Sales and offering expenses	-	(2,647,053)	-	(2,647,053)	-	(2,647,053)
Cash distributions	-	(3,048,086)	(30,789)	(3,078,875)	(176,796)	(3,255,671)
Investment by noncontrolling interests	-	-	-	-	3,902,480	3,902,480
Balance, March 31, 2013 (unaudited)	173,615	141,403,648	(127,578)	141,276,070	10,357,443	151,633,513

Net income	-	1,755,039	17,727	1,772,766	415,224	2,187,990
Proceeds from sale of limited
partnership interests	23,982	23,782,706	-	23,782,706	-	23,782,706
Sales and offering expenses	-	(2,710,863)	-	(2,710,863)	-	(2,710,863)
Cash distributions	-	(3,600,519)	(36,369)	(3,636,888)	(253,037)	(3,889,925)
Investment by noncontrolling interests	-	-	-	-	4,361,088	4,361,088
Balance, June 30, 2013 (unaudited)	197,597	$160,630,011	$(146,220)	$160,483,791	$14,880,718	$175,364,509

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$3,434,671	$(2,862,149)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Finance income	480,535	148,993
Credit loss	12,530	1,984,044
Depreciation	5,312,968	11,316
Income from investment in joint venture	(165,322)	-
Interest expense from amortization of debt financing costs	115,253	10,946
Interest expense from amortization of seller's credit	140,519	-
Paid-in-kind interest	110,748	206,830
Changes in operating assets and liabilities:
Other assets	(1,393,722)	(332,029)
Deferred revenue	115,962	243,549
Due to General Partner and affiliates, net	(670,813)	141,778
Accrued expenses and other liabilities	2,990,831	232,665
Net cash provided by (used in) operating activities	10,484,160	(214,057)
Cash flows from investing activities:
Purchase of equipment	(21,864,780)	(24,113,428)
Principal received on finance leases	1,508,525	323,093
Investment in notes receivable	(21,927,107)	(16,598,703)
Investment in joint venture	(12,297,208)	-
Principal received on notes receivable	1,031,105	228,028
Net cash used in investing activities	(53,549,465)	(40,161,010)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(3,458,333)	(642,600)
Sale of limited partnership interests	46,247,313	63,658,230
Sales and offering expenses paid	(4,282,689)	(6,207,217)
Deferred charges paid	(240,000)	(504,151)
Proceeds from non-recourse long-term debt	-	17,500,000
Debt financing costs	-	(176,250)
Investment by noncontrolling interests	8,263,568	490,712
Distributions to noncontrolling interests	(429,833)	(211,773)
Cash distributions to partners	(6,715,763)	(2,278,237)
Net cash provided by financing activities	39,384,263	71,628,714
Net (decrease) increase in cash	(3,681,042)	31,253,647
Cash, beginning of period	37,990,933	5,383,978
Cash, end of period	$34,309,891	$36,637,625

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2013	2012
Supplemental disclosure of cash flow information:

Cash paid for interest	$1,707,485	$22,718

Supplemental disclosure of non-cash investing and financing activities:

Organizational and offering expenses due to Investment Manager	$-	$199,363
Organizational and offering expenses charged to equity	$1,075,227	$543,363
Dealer-manager fees due to ICON Securities	$-	$6,881
Reclassification of vessel to net investment in finance leases	$-	$9,625,000
Debt financing costs paid by noncontrolling interest	$-	$117,500
Equipment purchased with non-recourse long-term debt paid directly to lender	$22,750,000	$-
Equipment purchased with subordinated non-recourse financing provided by seller	$(4,488,041)	$-
Extinguishment of minimum rents receivable on net investment in finance lease	$4,488,041	$-

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

(1)           Organization

ICON ECI Fund Fifteen, L.P. (the “Partnership”) was formed on September 23, 2010 as a Delaware limited partnership and was initially capitalized with $1,001. The Partnership’s offering period commenced on June 6, 2011 and ended on June 6, 2013, at which point it entered its operating period. The Partnership will continue until December 31, 2025, unless terminated sooner.

With the proceeds from limited partnership interests (“Interests”) sold, the Partnership (i) primarily originates or acquires a diverse pool of investments in domestic and global companies, which investments are primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”) utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that ICON GP 15, LLC, a Delaware limited liability company and the general partner of the Partnership (the “General Partner”), believes will provide the Partnership with a satisfactory, risk-adjusted rate of return, (ii) pays fees and expenses, and (iii) establishes a cash reserve. The General Partner will make investment decisions on behalf of and manage the business of the Partnership. Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

As of July 28, 2011 (the “Initial Closing Date”), the Partnership raised a minimum of $1,200,000 from the sale of Interests, at which time the Partnership commenced operations. Upon the commencement of operations on the Initial Closing Date, the Partnership returned the initial capital contribution of $1,000 to ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. and the investment manager of the Partnership (the “Investment Manager”). From the commencement of the Partnership’s offering on June 6, 2011 through June 6, 2013, the Partnership sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until the Partnership raised total equity in the amount of $20,000,000, which the Partnership achieved on November 17, 2011. During the period from the Initial Closing Date through June 6, 2013, the Partnership paid or accrued the following commissions and fees in connection with its offering of Interests: (i) sales commissions to third parties in the amount of $13,103,139 and (ii) dealer-manager fees in the amount of $5,749,021 to ICON Securities, LLC, formerly known as ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the offering of the Interests (“ICON Securities”). From the Initial Closing Date through June 6, 2013, the General Partner and its affiliates, on behalf of the Partnership, incurred organizational and offering expenses in the amount of $2,730,919 which were recorded as a reduction of partners’ equity.

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

June 30, 2013

(unaudited)

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

(3)           Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	June 30,	December 31,
	2013	2012
Principal outstanding	$62,207,828	$42,538,932
Initial direct costs	4,383,290	3,282,650
Deferred fees	(987,014)	(724,626)
Credit loss reserve	(1,972,530)	(1,960,000)
Net investment in notes receivable	$63,631,574	$43,136,956

On March 9, 2012, the Partnership made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of 60 months. The loan is secured by all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on non-accrual status and the Partnership recorded a credit loss reserve of $1,960,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. During the six months ended June 30, 2013, the Partnership recorded an additional credit loss reserve of approximately $13,000 based on cash proceeds of approximately $503,000 received from the sale of the collateral. No finance income was recognized on the impaired loan during the six months ended June 30, 2013.  As of June 30, 2013, the Partnership has fully reserved the remaining balance of the loan of $1,972,530. The Partnership continues to pursue all legal remedies to obtain payment.

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

On April 5, 2013, the Partnership made a secured term loan in the amount of $13,500,000 to Lubricating Specialties Company (“LSC”). The loan bears interest at 13.5% per year and matures on August 1, 2018. The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory.

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

	June 30,	December 31,
	2013	2012
Marine vessels	$81,651,931	$81,651,931
Mining equipment	19,388,278	19,388,278
Oilfield services equipment	12,087,280	-
Leased equipment at cost	113,127,489	101,040,209
Less: accumulated depreciation	7,480,385	2,167,417
Leased equipment at cost, less accumulated depreciation	$105,647,104	$98,872,792

On February 15, 2013, the Partnership, through a joint venture owned 58% by the Partnership, 38% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and 4% by ICON ECI Partners L.P. (“ECI Partners”), each an entity also managed by the Investment Manager, purchased onshore oil field services equipment from Go Frac, LLC for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016.

Depreciation expense was $2,758,791 and $5,312,968 for the three and six months ended June 30, 2013, respectively. Depreciation expense was $11,316 and $11,316 for the three and six months ended June 30, 2012, respectively.

(5)              Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2013	2012
Minimum rents receivable	$76,603,222	$38,214,311
Estimated residual values	328,192	328,192
Initial direct costs	1,416,143	589,698
Unearned income	(22,302,940)	(14,005,501)
Net investment in finance leases	$56,044,617	$25,126,700

On April 2, 2013, the Partnership, through two joint ventures each owned 55% by the Partnership and 45% by Fund Fourteen, purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from wholly-owned subsidiaries of Ardmore Shipholding Limited (“Ardmore”).  Simultaneously, the vessels were bareboat chartered back to the Ardmore subsidiaries for a period of five years.  The aggregate purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits.

(6)     Investment in Joint Venture

On May 15, 2013, a joint venture owned 40% by the Partnership, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), each an entity managed by the Investment Manager, purchased a portion of the subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. ("JAC") from Standard Chartered Bank. The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The subordinated credit facility is secured by a second priority interest on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. The Partnership’s contribution to the joint venture was approximately $12,297,000.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

(7)      Non-Recourse Long-Term Debt

As of June 30, 2013 and December 31, 2012, the Partnership had $88,541,667 and $69,250,000 of non-recourse long-term debt, respectively, with maturity dates ranging from March 31, 2018 to December 31, 2020, and interest rates ranging from 4.03% to 4.997% per year.

At June 30, 2013, the Partnership was in compliance with all covenants related to its non-recourse long-term debt.

(8)      Revolving Line of Credit, Recourse

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

The Facility has been extended through March 31, 2015 and increased to $10,000,000. The interest rate for general advances under the Facility is CB&T’s prime rate. The Partnership may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the Partnership is obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At June 30, 2013, there were no obligations outstanding under the Facility and the Partnership had $10,000,000 available under the Facility pursuant to the borrowing base.

At June 30, 2013, the Partnership was in compliance with all covenants related to the Facility.

(9)    Transactions with Related Parties

The Partnership paid distributions to the General Partner of $36,369 and $67,158 for the three and six months ended June 30, 2013, respectively. The Partnership paid distributions to the General Partner of $14,687 and $22,782 for the three and six months ended June 30, 2012, respectively. Additionally, the General Partner’s interest in the net income attributable to the Partnership was $17,727 and $27,830 for the three and six months ended June 30, 2013, respectively. The General Partner’s interest in the net loss attributable to the Partnership was $26,199 and $26,347 for the three and six months ended June 30, 2012, respectively.

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2013	2012	2013	2012
		Organizational and
		offering expense
ICON Capital, LLC	Investment Manager	reimbursements (1)	$101,039	$329,271	$243,063	$531,471
ICON Securities, LLC	Dealer-Manager	Dealer-manager fees (2)	677,593	778,654	1,319,845	1,881,176
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	2,129,769	253,035	3,419,892	911,412
ICON Capital, LLC	Investment Manager	Management fees (4)	248,377	53,404	457,868	80,221
		Administrative expense
ICON Capital, LLC	Investment Manager	reimbursements (4)	1,073,535	1,374,571	2,043,230	1,793,656
Fund Fourteen	Noncontrolling interest	Interest expense (4)	98,461	122,388	193,739	241,388
			$4,328,774	$2,911,323	$7,677,637	$5,439,324

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

 At June 30, 2013, the Partnership had a net payable of $2,481,853 due to the General Partner and its affiliates that primarily consisted of a payable of approximately $2,553,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador. At December 31, 2012, the Partnership had a net payable of $3,041,918 due to the General Partner and its affiliates that primarily consisted of a payable of approximately $2,442,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador and administrative expense reimbursements.

(10)       Fair Value Measurements

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

•         Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

Assets and Liabilities for which Fair Value is Disclosed

Certain of the Partnership’s financial assets and liabilities, which include fixed-rate notes receivable, fixed-rate non-recourse long-term debt and a seller’s credit, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and supported by little or no market data and are therefore classified within Level 3. As permitted by the accounting pronouncements, the Partnership uses projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of the Partnership’s other assets and liabilities is not separately provided since (i) the current accounting pronouncements do not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.

The estimated fair value of the Partnership’s fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12.25% and 17% per year. Principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credit was discounted at a rate of 5.85% per year.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

	June 30, 2013
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$60,235,298	$60,615,998

Principal outstanding on fixed-rate non-recourse long-term debt	$88,541,667	$85,927,851

Seller's credit	$5,818,848	$5,302,153

(11)   Commitments and Contingencies

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

In connection with certain investments, the Partnership is required to maintain restricted cash balances with certain banks. Restricted cash of approximately $1,208,000 and $500,000 is presented within other assets in the Partnership’s consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.

The Partnership has entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement at June 30, 2013 and December 31, 2012 was approximately $116,000 and $108,000, respectively.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

(12)   Subsequent Events

On July 10, 2013, Vintage Partners, LLC satisfied its obligation in connection with a secured term loan by making a prepayment of $5,690,394.

On July 12, 2013, the Partnership made a secured term loan in the amount of £4,000,000 to Quattro Plant Limited (“Quattro”). The loan bears interest at 15% per year and is for a period of 36 months. The loan is secured by, among other things, a second priority security interest in all of Quattro's rail support construction equipment and accounts receivable.

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

Overview

We are a direct financing fund that primarily makes investments in domestic and global companies, which investments are primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Interests, at which time we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Investment Manager. From the commencement of our offering on June 6, 2011 through the completion of our offering on June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011. Our operating period commenced on June 7, 2013.

After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time for five years from June 6, 2013, the date we completed our offering.  This time frame is called the “operating period” and may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business, during a time frame called the “liquidation period.”

We seek to generate returns in three ways. We seek to:

•         generate current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases);

•         generate deferred cash flow by realizing the value of certain Capital Assets or interests therein at the maturity of the investment; and

•         generate a combination of both current and deferred cash flow from other structured investments.

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

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement.  Our Investment Manager, an affiliate of our General Partner, originates and services our investments.  Our Investment Manager manages or is the investment manager or managing trustee for seven other public equipment funds.

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

•         On April 5, 2013, we made a secured term loan in the amount of $13,500,000 to LSC as part of an $18,000,000 facility. The loan bears interest at 13.5% per year and matures on August 1, 2018. The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory, which were valued in aggregate at approximately $52,030,000.

Investment in Joint Venture

•         On May 15, 2013, a joint venture owned 40% by us, 39% by Fund Eleven and 21% by Fund Twelve purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered Bank. The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The subordinated credit facility is secured by a second priority interest on all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

Oil Field Services Equipment

•         On February 15, 2013, we, through a joint venture owned 58% by us, 38% by Fund Fourteen and 4% by ECI Partners, purchased onshore oil field services equipment from Go Frac for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016.

Tanker Vessels

•         On April 2, 2013, we, through two joint ventures each owned 55% by us and 45% by Fund Fourteen, purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from wholly-owned subsidiaries of Ardmore.  Simultaneously, the vessels were bareboat chartered back to the Ardmore subsidiaries for a period of five years.  The aggregate purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits.

Acquisition Fees

•         We paid or accrued total acquisition fees to our Investment Manager of approximately $2,130,000 and $3,420,000 during the three and six months ended June 30, 2013, respectively.

Subsequent Events

•         On July 10, 2013, Vintage Partners, LLC satisfied its obligation in connection with a secured term loan by making a prepayment of $5,690,394.

•         On July 12, 2013, we made a secured term loan in the amount of £4,000,000 to Quattro. The loan bears interest at 15% per year and is for a period of 36 months. The loan is secured by, among other things, a second priority security interest in all of Quattro's rail support construction equipment and accounts receivable.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

We entered into our operating period on June 7, 2013, during which we will continue to make investments with the cash generated from our initial investments to the extent that the cash is not used for expenses, reserves and distributions to limited partners. As our investments mature, we may reinvest the proceeds in additional investments in Capital Assets. We anticipate incurring gains or losses on our investments during our operating period. Additionally, we expect to see our rental income and finance income increase, as well as the increase of related expenses, such as depreciation and amortization expense and interest expense. We anticipate that the fees we pay our Investment Manager to manage our investment portfolio will increase during this period as the value of, and volume of activity in, our investment portfolio increases.

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2013		December 31, 2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - product tankers	$32,093,932	27%	$-	-
Platform supply vessel	23,071,280	19%	23,919,037	35%
Lubricant manufacturing and blending	14,173,985	12%	-	-
Telecommunications equipment	10,469,636	9%	10,810,636	16%
Oil field services equipment	9,001,491	8%	9,091,278	13%
Vessel - tanker	7,694,490	6%	7,775,276	11%
Trailers	7,477,129	6%	-	-
Marine - dry bulk vessels	5,831,751	5%	5,909,523	9%
Marine - container vessels	5,460,950	5%	5,758,761	8%
Metal pipe and tube manufacturing equipment	2,539,312	2%	2,546,245	4%
Aircraft parts	1,862,235	1%	1,937,546	3%
Rail support construction equipment	-	-	515,354	1%
	$119,676,191	100%	$68,263,656	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Quarter	2012 Quarter
Gallatin Marine Management, LLC	Platform supply vessel	22%	20%
Lubricating Specialties Company	Lubricant manufacturing and blending	13%	-
NTS Communications, Inc.	Telecommunications equipment	10%	-
Ensaimada S.A.	Marine - dry bulk vessels	6%	17%
Contech Castings, LLC; MPI, LLC; Metavation, LLC; MW Texas Die Casting, Inc.	Automotive manufacturing equipment	-	42%
		51%	79%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	June 30, 2013		December 31, 2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - container vessels	$78,943,585	75%	$81,481,453	82%
Mining equipment	15,212,288	14%	17,391,339	18%
Oil field services equipment	11,491,231	11%	-	-
	$105,647,104	100%	$98,872,792	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Quarter	2012 Quarter
Hoegh Autoliners Shipping AS	Marine - container vessels	54%	-
Murray Energy Corporation	Mining equipment	33%	100%
Go Frac, LLC	Oil field services equipment	13%	-
		100%	100%

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

Revenue for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended June 30,
	2013	2012	Change
Finance income	$3,060,822	$1,078,220	$1,982,602
Rental income	4,571,922	15,327	4,556,595
Income from investment in joint venture	165,322	-	165,322
Other income	65,332	9,030	56,302
Total revenue	$7,863,398	$1,102,577	$6,760,821

Total revenue for the 2013 Quarter increased $6,760,821 as compared to the 2012 Quarter. The increase in rental income was due to entering into three operating leases since June 30, 2012. The increase in finance income was due to entering into seven notes receivable and two finance leases since June 30, 2012.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended June 30,
	2013	2012	Change
Management fees	$248,377	$53,404	$194,973
Administrative expense reimbursements	1,073,535	1,374,571	(301,036)
General and administrative	330,607	147,915	182,692
Interest	1,251,568	235,644	1,015,924
Depreciation	2,758,791	11,316	2,747,475
Credit loss	12,530	1,984,044	(1,971,514)
Total expenses	$5,675,408	$3,806,894	$1,868,514

Total expenses for the 2013 Quarter increased $1,868,514 as compared to the 2012 Quarter. The increase was primarily related to increases in depreciation expense on equipment acquired pursuant to our three new operating leases and interest on our additional non-recourse long-term debt. These increases were partially offset by a decrease in credit loss in the 2013 Quarter.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $499,639, from a loss of $(84,415) in the 2012 Quarter to income of $415,224 in the 2013 Quarter. The increase was primarily due to net income related to our joint ventures with Fund Fourteen, which invested in two operating leases and two finance leases and our joint ventures with ECI Partners, which invested in two operating leases.

Net Income (Loss) Attributable to Fund Fifteen

As a result of the foregoing factors, the net income (loss) attributable to us increased $4,392,668, from a loss of $(2,619,902) in the 2012 Quarter to income of $1,772,766 in the 2013 Quarter. The net income (loss) attributable to us per weighted average Interest outstanding for the 2013 Quarter and the 2012 Quarter was $9.37 and $(31.66), respectively.

Results of Operations for the Six Months Ended June 30, 2013 (the “2013 Period”) and 2012 (the “2012 Period”)

Financing Transactions

During the 2013 Period and the 2012 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Period	2012 Period
Gallatin Marine Management, LLC	Platform supply vessel	26%	12%
NTS Communications, Inc.	Telecommunications equipment	12%	24%
Ensaimada S.A.	Marine - dry bulk vessels	7%	21%
Contech Castings, LLC; MPI, LLC; Metavation, LLC; MW Texas Die Casting, Inc.	Automotive manufacturing equipment	-	25%
		45%	82%

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

Operating Lease Transactions

During the 2013 Period and the 2012 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Period	2012 Period
Hoegh Autoliners Shipping AS	Marine - container vessels	56%	-
Murray Energy Corporation	Mining equipment	34%	100%
Go Frac, LLC	Oil field services equipment	10%	-
		100%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of the rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2013 Period and the 2012 Period is summarized as follows:

	Six Months Ended June 30,
	2013	2012	Change
Finance income	$5,095,798	$1,783,415	$3,312,383
Rental income	8,836,317	15,327	8,820,990
Income from investment in joint venture	165,322	-	165,322
Other income	78,594	12,799	65,795
Total revenue	$14,176,031	$1,811,541	$12,364,490

Total revenue for the 2013 Period increased $12,364,490 as compared to the 2012 Period. The increase in rental income was due to entering into three operating leases since June 30, 2012. The increase in finance income was due to entering into seven notes receivable and two finance leases since June 30, 2012.

Expenses for the 2013 Period and the 2012 Period are summarized as follows:

	Six Months Ended June 30
	2013	2012	Change
Management fees	$457,868	$80,221	$377,647
Administrative expense reimbursements	2,043,230	1,793,656	249,574
General and administrative	635,072	380,716	254,356
Interest	2,279,692	423,737	1,855,955
Depreciation	5,312,968	11,316	5,301,652
Credit loss	12,530	1,984,044	(1,971,514)
Total expenses	$10,741,360	$4,673,690	$6,067,670

Total expenses for the 2013 Period increased $6,067,670 as compared to the 2012 Period. The increase primarily related to increases in depreciation expense on equipment acquired pursuant to our three new operating leases and interest on our additional non-recourse long-term debt. General and administrative expense, management fees, and administrative expense reimbursements have increased due to the increase in the size of our investment portfolio since June 30, 2012. These increases were partially offset by a decrease in credit loss in the 2013 Period.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $879,093, from a loss of $(227,478) in the 2012 Period to income of $651,615 in the 2013 Period. The increase was primarily due to net income related to our joint ventures with Fund Fourteen, which invested in two operating leases and one finance lease and our joint ventures with ECI Partners, which invested in two operating leases.

Net Income (Loss) Attributable to Fund Fifteen

As a result of the foregoing factors, the net income (loss) attributable to us increased $5,417,727, from a loss of $(2,634,671) in the 2012 Period to income of $2,783,056 in the 2013 Period. The net income (loss) attributable to us per weighted average Interest outstanding for the 2013 Period and the 2012 Period was $15.73 and $(38.91), respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2013 compared to December 31, 2012.

Total Assets

Total assets increased $67,370,930, from $208,274,347 at December 31, 2012 to $275,645,277 at June 30, 2013. The increase in total assets was the result of cash proceeds received from the sale of Interests, the majority of which were then used to invest in two notes receivable, one operating lease, two finance leases and one joint venture.

Total Liabilities

Total liabilities increased $21,928,890, from $78,351,878 at December 31, 2012 to $100,280,768 at June 30, 2013. The increase was primarily the result of (i) borrowing $22,750,000 of non-recourse long-term debt and (ii) a security deposit in the amount of approximately $2,570,000 received in conjunction with another operating lease transaction during the 2013 Period, which will be returned to the lessee after the termination of the operating lease, except in the event of a default, in which case the security deposit will be used or retained to the extent required to cure the default. The increase was partially offset by principal payments we made on our non-recourse long-term debt.

Equity

Equity increased $45,442,040, from $129,922,469 at December 31, 2012 to $175,364,509 at June 30, 2013. The increase primarily related to the cash proceeds received from the sale of our Interests, investments by noncontrolling interests and the net income recorded in the 2013 Period, which were partially offset by sales and offering expenses incurred and distributions paid to our partners and noncontrolling interests.

Liquidity and Capital Resources

Summary

At June 30, 2013 and December 31, 2012, we had cash of $34,309,891 and $37,990,933, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of June 30, 2013, the cash reserve was $983,445. During our operating period, our main source of cash is from financing activities and our main use of cash is in investing activities.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. In addition, as of June 30, 2013, we have up to $10,000,000 available to us under the Facility pursuant to the borrowing base. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

From the commencement of our offering period on June 6, 2011 through the completion of our offering on June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. From the Initial Closing Date on July 28, 2011 through June 6, 2013, we paid or accrued sales commissions to third parties of $13,103,139 and dealer-manager fees to ICON Securities of $5,749,021.  In addition, organizational and offering expenses of $2,730,919 were paid or accrued by us, our General Partner or its affiliates during the offering period.

Cash Flows

Operating Activities

Cash provided by operating activities increased $10,698,217, from a use of cash of $214,057 in the 2012 Period to a source of cash of $10,484,160 in the 2013 Period. The increase was primarily related to rental payments received on our three new operating leases and interest received on our seven new notes receivable and two new finance leases, partially offset by payments made for administrative expense reimbursements and management fees to our Investment Manager and interest expense on third-party non-recourse long-term debt.

Investing Activities

Cash used in investing activities increased $13,388,455, from $40,161,010 in the 2012  Period to $53,549,465 in the 2013 Period. The increase was primarily related to our investment in two notes receivable and one joint venture during the 2013 Period, partially offset by use of less cash to purchase equipment and the increase in receipt of principal on finance leases and notes receivable during the 2013 Period.

Financing Activities

Cash provided by financing activities decreased $32,244,451, from $71,628,714 in the 2012 Period to $39,384,263 in the 2013 Period. The decrease was primarily related to (i) a decrease in the sale of our Interests resulting from our offering period ending June 6, 2013, (ii) an increase in cash distributions paid to partners and noncontrolling interests and (iii) an increase in principal repayments of debt related to our investment in the Lewek Ambassador and the Hoegh Copenhagen, which were partially offset by (i) an increase in investment in joint ventures by noncontrolling interests, (ii) proceeds from non-recourse long-term debt related to our finance lease in the 2012 Period and (iii) a decrease in sales and offering expenses paid in the 2013 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2013 of $88,541,667 related to the Lewek Ambassador, the Hoegh Copenhagen, the Ardmore Capella and the Ardmore Calypso. Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying vessels. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the vessels would be returned to the lender in extinguishment of that debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $67,158, $6,648,605 and $429,833 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2013 Period.

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

At June 30, 2013, we had non-recourse debt obligations. The lender has a security interest in the vessel relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the vessel. If the lessee defaults on the lease, the vessel would be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2013, our outstanding non-recourse long-term indebtedness was $88,541,667.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement is approximately $116,000 at June 30, 2013.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. Our restricted cash amounts of approximately $1,208,000 and $500,000 are presented within other assets in our consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2013, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on June 6, 2011 (SEC File No. 333-169794).  Our offering period commenced on June 6, 2011 and terminated on June 6, 2013.

During the period from June 6, 2011 through June 6, 2013, we received additional capital contributions in the amount of $196,688,918.  For the period from the Initial Closing Date through June 6, 2013, we paid or accrued sales commissions to third parties of $13,103,139 and dealer-manager fees to ICON Securities of $5,749,021.  In addition, organizational and offering expenses in the amount of $2,730,919 were paid or accrued by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $175,105,839 during this period.

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

101. INS* XBRL Instance Document.

101. SCH* XBRL Taxonomy Extension Schema Document.

101. CAL* XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF*  XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB* XBRL Taxonomy Extension Labels Linkbase Document.

101. PRE* XBRL Taxonomy Extension Presentation Linkbase Document.

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

August 12, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)