Form 10-Q
period 2013-09-30
ICON ECI FUND FIFTEEN, L.P.
filed 2013-11-08
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of outstanding limited partnership interests of the registrant on November 4, 2013 is 197,489.

ICON ECI Fund Fifteen, L.P. Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 6
Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Signatures	26

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Cash	$18,032,863	$37,990,933
Net investment in notes receivable	66,907,941	43,136,956
Leased equipment at cost (less accumulated depreciation of
$10,243,551 and $2,167,417, respectively)	103,053,290	98,872,792
Net investment in finance leases	55,036,721	25,126,700
Investment in joint venture	12,801,025	-
Deferred charges	-	832,164
Other assets	21,976,587	2,314,802
Total assets	$277,808,427	$208,274,347
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$92,771,074	$69,250,000
Due to General Partner and affiliates, net	2,375,933	3,041,918
Accrued expenses and other liabilities	9,394,673	6,059,960
Total liabilities	104,541,680	78,351,878

Commitments and contingencies (Note 11)

Equity:
Partners' equity:
Limited partners	158,953,117	123,633,993
General Partner	(162,189)	(106,892)
Total partners' equity	158,790,928	123,527,101
Noncontrolling interests	14,475,819	6,395,368
Total equity	173,266,747	129,922,469
Total liabilities and equity	$277,808,427	$208,274,347

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Finance income	$3,162,950	$1,816,186	$8,258,748	$3,599,601
Rental income	4,579,825	1,234,689	13,416,142	1,250,016
Income from investment in joint venture	338,495	-	503,817	-
Other income	490,698	9,747	569,292	22,546
Total revenue	8,571,968	3,060,622	22,747,999	4,872,163

Expenses:
Management fees	446,978	108,932	904,846	189,153
Administrative expense reimbursements	1,003,109	937,778	3,046,339	2,731,434
General and administrative	249,192	275,614	884,264	656,330
Interest	1,258,106	350,780	3,537,798	774,517
Depreciation	2,763,166	896,098	8,076,134	907,414
Credit loss	-	-	12,530	1,984,044
Total expenses	5,720,551	2,569,202	16,461,911	7,242,892

Net income (loss)	2,851,417	491,420	6,286,088	(2,370,729)
Less: net income (loss) attributable to noncontrolling interests	429,317	92,650	1,080,932	(134,828)
Net income (loss) attributable to Fund Fifteen	$2,422,100	$398,770	$5,205,156	$(2,235,901)

Net income (loss) attributable to Fund Fifteen allocable to:
Limited partners	$2,397,879	$394,782	$5,153,105	$(2,213,542)
General Partner	24,221	3,988	52,051	(22,359)
	$2,422,100	$398,770	$5,205,156	$(2,235,901)

Weighted average number of limited partnership
interests outstanding	197,535	111,412	182,709	81,938
Net income (loss) attributable to Fund Fifteen per weighted average
limited partnership interests outstanding	$12.14	$3.54	$28.20	$(27.01)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2012	150,972	$123,633,993	$(106,892)	$123,527,101	$6,395,368	$129,922,469

Net income	-	1,000,187	10,103	1,010,290	236,391	1,246,681
Proceeds from sale of limited
partnership interests	22,643	22,464,607	-	22,464,607	-	22,464,607
Sales and offering expenses	-	(2,647,053)	-	(2,647,053)	-	(2,647,053)
Cash distributions	-	(3,048,086)	(30,789)	(3,078,875)	(176,796)	(3,255,671)
Investment by noncontrolling interests	-	-	-	-	3,902,480	3,902,480
Balance, March 31, 2013 (unaudited)	173,615	141,403,648	(127,578)	141,276,070	10,357,443	151,633,513

Net income	-	1,755,039	17,727	1,772,766	415,224	2,187,990
Proceeds from sale of limited
partnership interests	23,982	23,782,706	-	23,782,706	-	23,782,706
Sales and offering expenses	-	(2,710,863)	-	(2,710,863)	-	(2,710,863)
Cash distributions	-	(3,600,519)	(36,369)	(3,636,888)	(253,037)	(3,889,925)
Investment by noncontrolling interests	-	-	-	-	4,361,088	4,361,088
Balance, June 30, 2013 (unaudited)	197,597	160,630,011	(146,220)	160,483,791	14,880,718	175,364,509

Net income	-	2,397,879	24,221	2,422,100	429,317	2,851,417
Redemptions	(108)	(95,909)	-	(95,909)	-	(95,909)
Cash distributions		(3,978,864)	(40,190)	(4,019,054)	(905,249)	(4,924,303)
Investment by noncontrolling interests	-	-	-	-	71,033	71,033
Balance, September 30, 2013 (unaudited)	197,489	$158,953,117	$(162,189)	$158,790,928	$14,475,819	$173,266,747

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$6,286,088	$(2,370,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	1,016,587	270,466
Credit loss	12,530	1,984,044
Depreciation	8,076,134	907,414
Income from investment in joint venture	(503,817)	-
Interest expense on non-recourse financing paid directly to lenders by lessees	17,538	-
Interest expense from amortization of debt financing costs	172,673	36,287
Interest expense from amortization of seller's credit	212,172	-
Other financial gain	(467,573)	-
Paid-in-kind interest	123,579	269,133
Changes in operating assets and liabilities:
Other assets	(1,112,846)	(719,853)
Deferred revenue	131,403	11,408
Due to General Partner and affiliates, net	(681,990)	158,237
Accrued expenses and other liabilities	3,002,917	307,726
Net cash provided by operating activities	16,285,395	854,133
Cash flows from investing activities:
Purchase of equipment	(22,034,131)	(34,632,279)
Principal received on finance leases	2,441,743	826,190
Investment in notes receivable	(49,612,749)	(33,637,772)
Principal received on notes receivable	6,594,389	740,910
Investment in joint venture	(12,297,208)	-
Net cash used in investing activities	(74,907,956)	(66,702,951)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(5,642,500)	(625,000)
Proceeds from non-recourse long-term debt	6,413,574	17,500,000
Repayment of note payable issued by joint venture	-	(642,600)
Sale of limited partnership interests	46,247,313	94,143,365
Sales and offering expenses paid	(4,282,689)	(9,119,281)
Deferred charges paid	(240,000)	(934,151)
Debt financing costs	-	(176,250)
Investment by noncontrolling interests	8,334,601	890,705
Distributions to noncontrolling interests	(1,335,082)	(249,461)
Redemption of additional member shares	(95,909)	-
Cash distributions to partners	(10,734,817)	(4,339,861)
Net cash provided by financing activities	38,664,491	96,447,466
Net (decrease) increase in cash	(19,958,070)	30,598,648
Cash, beginning of period	37,990,933	5,383,978
Cash, end of period	$18,032,863	$35,982,626

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,473,488	$134,086

Supplemental disclosure of non-cash investing and financing activities:
Organizational and offering expenses due to Investment Manager	$-	$8,193
Organizational and offering expenses charged to equity	$1,075,227	$922,465
Reclassification of vessel to net investment in finance leases	$-	$9,625,000
Debt financing costs paid by noncontrolling interest	$-	$117,500
Acquisition fees due to Investment Manager	$-	$1,025,000
Equipment purchased with non-recourse long-term debt paid directly to seller	$22,750,000	$-
Equipment purchased with subordinated non-recourse financing provided by seller	$(4,488,041)	$-
Extinguishment of minimum rents receivable on net investment in finance lease	$4,488,041	$-

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

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

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. and the investment manager of the Partnership (the “Investment Manager”), weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

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

September 30, 2013

(unaudited)

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

(3)           Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	September 30,	December 31,
	2013	2012
Principal outstanding	$64,797,480	$42,538,932
Initial direct costs	5,059,107	3,282,650
Deferred fees	(976,116)	(724,626)
Credit loss reserve	(1,972,530)	(1,960,000)
Net investment in notes receivable	$66,907,941	$43,136,956

On March 9, 2012, the Partnership made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. The loan bears interest at 13% per year and is for a period of 60 months. The loan is secured by all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on non-accrual status and the Partnership recorded a credit loss reserve of $1,960,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. During the nine months ended September 30, 2013, the Partnership recorded an additional credit loss reserve of approximately $13,000 based on cash proceeds of approximately $503,000 received from the sale of the collateral. No finance income was recognized on the impaired loan during the nine months ended September 30, 2013.  As of September 30, 2013, the Partnership has fully reserved the remaining balance of the loan of $1,972,530. The Partnership continues to pursue all legal remedies to obtain payment.

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

On July 10, 2013, Vintage Partners, LLC (“Vintage Partners”) satisfied its obligation related to a secured term loan scheduled to mature on July 10, 2017 by making a prepayment of approximately $5,690,000 to the Partnership, comprised of all outstanding principal and paid-in-kind and unpaid interest.

On July 12, 2013, the Partnership made a secured term loan in the amount of £4,000,000 (US$6,001,200) to Quattro Plant Limited (“Quattro”). The loan bears interest at 15% per year and is for a period of 36 months. The loan is secured by a second priority security interest in all of Quattro’s rail support construction equipment, any other existing or future assets owned by Quattro, and its accounts receivable.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

On September 25, 2013, the Partnership, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt Carrier Shipping Company Limited (“Asphalt”), of which the Partnership’s share is $1,800,000 (the “Partnership Loan”). The Partnership Loan bears interest at 15.5% per year and matures on December 31, 2018. The Loan is secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest will first be provided to the third-party creditor and then to the Partnership.

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2013	2012
Marine vessels	$81,651,931	$81,651,931
Mining equipment	19,388,278	19,388,278
Oilfield services equipment	12,256,632	-
Leased equipment at cost	113,296,841	101,040,209
Less: accumulated depreciation	10,243,551	2,167,417
Leased equipment at cost, less accumulated depreciation	$103,053,290	$98,872,792

On February 15, 2013, the Partnership, through a joint venture owned 58% by the Partnership, 38% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and 4% by ICON ECI Partners L.P. (“ECI Partners”), each an entity also managed by the Investment Manager, purchased onshore oil field services equipment from Go Frac, LLC (“Go Frac”) for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for approximately $165,000 which was leased back to Go Frac for a period of 45 months, expiring on April 30, 2017.

On September 9, 2013, the Partnership, through a joint venture owned 96% by the Partnership and 4% by ECI Partners, assigned the remaining 25 monthly rental payments totaling $6,812,019 due to the joint venture from Murray Energy Corporation and certain of its affiliates (collectively, “Murray”) to People's Capital and Leasing Corp. (“People’s Capital”) in exchange for People’s Capital making a $6,413,574 non-recourse loan to the joint venture which matures on October 1, 2015 and bears interest at a rate of 5.75% per year.

Depreciation expense was $2,763,166 and $8,076,134 for the three and nine months ended September 30, 2013, respectively. Depreciation expense was $896,098 and $907,414 for the three and nine months ended September 30, 2012, respectively.

(5)              Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2013	2012
Minimum rents receivable	$74,354,360	$38,214,311
Estimated residual values	328,192	328,192
Initial direct costs	1,341,465	589,698
Unearned income	(20,987,296)	(14,005,501)
Net investment in finance leases	$55,036,721	$25,126,700

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

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

(6)     Investment in Joint Venture

On May 15, 2013, a joint venture owned 40% by the Partnership, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), each an entity also managed by the Investment Manager, purchased a portion of the subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. ("JAC") from Standard Chartered Bank (“Standard Chartered”). The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. The Partnership’s contribution to the joint venture was approximately $12,297,000.

(7)      Non-Recourse Long-Term Debt

As of September 30, 2013 and December 31, 2012, the Partnership had $92,771,074 and $69,250,000 of non-recourse long-term debt, respectively, with maturity dates ranging from March 31, 2018 to December 31, 2020, and interest rates ranging from 4.03% to 4.997% per year.

At September 30, 2013, the Partnership was in compliance with all covenants related to its non-recourse long-term debt.

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

The Facility has been extended through March 31, 2015 and increased to $10,000,000. The interest rate for general advances under the Facility is CB&T’s prime rate. The Partnership may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, the Partnership is obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At September 30, 2013, there were no obligations outstanding under the Facility and the Partnership had $10,000,000 available under the Facility pursuant to the borrowing base.

At September 30, 2013, the Partnership was in compliance with all covenants related to the Facility.

(9)    Transactions with Related Parties

The Partnership paid distributions to the General Partner of $40,190 and $107,348 for the three and nine months ended September 30, 2013, respectively. The Partnership paid distributions to the General Partner of $20,608 and $43,390 for the three and nine months ended September 30, 2012, respectively. Additionally, the General Partner’s interest in the net income attributable to the Partnership was $24,221 and $52,051 for the three and nine months ended September 30, 2013, respectively. The General Partner’s interest in the net income (loss) attributable to the Partnership was $3,988 and $(22,359) for the three and nine months ended September 30, 2012, respectively.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2013	2012	2013	2012
		Organizational and
		offering expense
ICON Capital, LLC	Investment Manager	reimbursements (1)	$-	$238,830	$243,063	$770,301
ICON Securities, LLC	Dealer-Manager	Dealer-manager fees (2)	-	895,238	1,319,845	2,776,414
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	3,315,083	1,986,966	6,734,975	2,898,378
ICON Capital, LLC	Investment Manager	Management fees (4)	446,978	108,932	904,846	189,153
		Administrative expense
ICON Capital, LLC	Investment Manager	reimbursements (4)	1,003,109	937,778	3,046,339	2,731,434
Fund Fourteen	Noncontrolling interest	Interest expense (4)	101,279	104,305	295,018	345,693
			$4,866,449	$4,272,049	$12,544,086	$9,711,373

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

 At September 30, 2013, the Partnership had a net payable of $2,375,933 due to the General Partner and its affiliates that primarily consisted of a payable of approximately $2,566,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador. At December 31, 2012, the Partnership had a net payable of $3,041,918 due to the General Partner and its affiliates that primarily consisted of a payable of approximately $2,442,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador and administrative expense reimbursements.

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

September 30, 2013

(unaudited)

the carrying value of financial assets, other than lease-related investments, and the recorded value of recourse debt approximate fair value due to their short-term maturities and variable interest rates.

The estimated fair value of the Partnership’s fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12.25% and 17% per year. Principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credit was discounted at a rate of 5.25% per year.

	September 30, 2013
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$62,824,950	$63,205,650

Principal outstanding on fixed-rate non-recourse long-term debt	$92,771,074	$92,124,167

Seller's credit	$5,886,022	$5,331,275

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

In connection with certain investments, the Partnership is required to maintain restricted cash balances with certain banks. Restricted cash of approximately $1,207,000 and $500,000 is presented within other assets in the Partnership’s consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.

The Partnership has entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement at September 30, 2013 and December 31, 2012 was approximately $121,000 and $108,000, respectively, and is included as a component of interest expense.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

(12)   Subsequent Events

On October 4, 2013, the Partnership provided a $17,500,000 first drawdown on a secured term loan facility of up to $40,000,000 to Varada Ten Pte. Ltd. (“Varada”). The facility is comprised of three loans, each to be used toward the purchase or refinancing of a respective vessel. The facility bears interest at 15% per year and is for a period of approximately 96 months, depending on the delivery and acceptance dates of two of the vessels and the drawdown date with respect to the third vessel. Each loan is secured by a first priority security interest in and earnings from the respective vessel. On September 30, 2013, the Partnership deposited $17,500,000 into a third-party escrow account in order to position the funds in anticipation of an overseas closing. At September 30, 2013, the escrowed amount is included in other assets on the consolidated balance sheets.

On October 4, 2013, Platinum Energy Solutions, Inc. and Platinum Pressure Pumping, Inc. (collectively, “Platinum”) satisfied its obligation related to a secured term loan scheduled to mature on January 1, 2017 by making a prepayment of approximately $5,853,000.

On October 29, 2013, the Partnership, together with a third-party creditor (collectively the “Lenders”), made a superpriority, secured term loan (the “Bridge Loan”) to Green Field Energy Services, Inc. and its affiliates (collectively, “Green Field”), of which the Partnership’s share is $7,500,000.   The Bridge Loan matures in 45 days, bears interest at LIBOR plus 10% and is secured by a superpriority security interest in all of Green Field’s assets.  The Lenders also agreed, subject to certain conditions precedent, to make a superpriority, secured term loan in the amount of $30,000,000 (the “Term Loan”) on the date the Bridge Loan matures.  The Term Loan will mature in 9 months. The parties will negotiate the terms and conditions of the Term Loan, which will provide for the refinancing of the indebtedness under the Bridge Loan.

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

Overview

We are a direct financing fund that primarily makes investments in domestic and international companies, which investments are primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of July 28, 2011 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Interests, at which time we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Investment Manager. From the commencement of our offering on June 6, 2011 through the completion of our offering on June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011. Our operating period commenced on June 7, 2013.

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

In some cases with respect to the above investments, we may acquire equity interests, as well as warrants or other rights to acquire equity interests, in the borrower or lessee that may increase the expected return on our investments.

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement.  Our Investment Manager, an affiliate of our General Partner, originates and services our investments.  Our Investment Manager manages or is the investment manager or sponsor for seven other public equipment funds.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2012:

Notes Receivable

•          On March 1, 2013, we made a secured term loan in the amount of $7,200,000 to Heniff as part of a $12,000,000 secured term loan facility. The loan bears interest at 12.25% per year and is for a period of 42 months. The loan is secured by, among other things, a second priority security interest in Heniff’s assets, including tractors and stainless steel tank trailers, which were valued at approximately $44,810,000.

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

•          On July 10, 2013, Vintage Partners satisfied its obligation related to a secured term loan scheduled to mature on July 10, 2017 by making a prepayment of approximately $5,690,000 to us, comprised of all outstanding principal and paid-in-kind and unpaid interest.

•          On July 12, 2013, we made a secured term loan in the amount of £4,000,000 (US$6,001,200) to Quattro. The loan bears interest at 15% per year and is for a period of 36 months. The loan is secured by a second priority security interest in all of Quattro’s rail support construction equipment, any other existing or future assets owned by Quattro, and its accounts receivable, which were valued in aggregate at approximately £27,576,000 (US$41,367,772).

•          On September 25, 2013, we, together with a third-party creditor, made the Loan to Asphalt, of which our share is $1,800,000. The Partnership Loan bears interest at 15.5% per year and matures on December 31, 2018. The Loan is secured by a first priority security interest in Asphalt’s vessel, which was valued at $21,600,000, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest will first be provided to the third-party creditor and then to us.

Investment in Joint Venture

•          On May 15, 2013, a joint venture owned 40% by us, 39% by Fund Eleven and 21% by Fund Twelve purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered. The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

Oil Field Services Equipment

•          On February 15, 2013, we, through a joint venture owned 58% by us, 38% by Fund Fourteen and 4% by ECI Partners, purchased onshore oil field services equipment from Go Frac for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for approximately $165,000 which was leased back to Go Frac for a period of 45 months, expiring on April 30, 2017.

Mining Equipment

•          On September 9, 2013, we, through a joint venture owned 96% by us and 4% by ECI Partners, assigned the remaining 25 monthly rental payments totaling $6,812,019 due to the joint venture from Murray to People’s Capital in exchange for People’s Capital making a $6,413,574 non-recourse loan to the joint venture which matures on October 1, 2015 and bears interest at a rate of 5.75% per year.

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

Acquisition Fees

•          We paid or accrued total acquisition fees to our Investment Manager of approximately $3,315,000 and $6,735,000 during the three and nine months ended September 30, 2013, respectively.

Subsequent Events

•          On October 4, 2013, we provided a $17,500,000 first drawdown on a secured term loan facility of up to $40,000,000 to Varada. The facility is comprised of three loans, each to be used toward the purchase or refinancing of a respective vessel. The facility bears interest at 15% per year and is for a period of approximately 96 months, depending on the delivery and acceptance dates of two of the vessels and the drawdown date with respect to the third vessel. Each loan is secured by a first priority security interest in and earnings from the respective vessel. On September 30, 2013, we deposited $17,500,000 into a third-party escrow account in order to position the funds in anticipation of an overseas closing. At September 30, 2013, the escrowed amount is included in other assets on the consolidated balance sheets.

•          On October 4, 2013, Platinum satisfied its obligation related to a secured term loan scheduled to mature on January 1, 2017 by making a prepayment of approximately $5,853,000.

•          On October 29, 2013, we, together with a third-party creditor, made the Bridge Loan to Green Field, of which our share is $7,500,000. The Bridge Loan matures in 45 days, bears interest at LIBOR plus 10% and is secured by a superpriority security interest in all of Green Field’s assets. The Lenders also agreed, subject to certain conditions precedent, to make the Term Loan in the amount of $30,000,000 on the date the Bridge Loan matures. The Term Loan will mature in 9 months. The parties will negotiate the terms and conditions of the Term Loan, which will provide for the refinancing of the indebtedness under the Bridge Loan.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2013		December 31, 2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - product tankers	$31,690,306	26%	$-	-
Platform supply vessel	22,610,144	19%	23,919,037	35%
Lubricant manufacturing and blending	14,140,594	12%	-	-
Telecommunications equipment	10,320,609	8%	10,810,636	16%
Oil field services equipment	8,955,855	7%	9,091,278	13%
Vessel - tanker	7,653,428	6%	7,775,276	11%
Trailers	7,290,737	6%	-	-
Marine - asphalt carrier	7,125,303	5%	-	-
Marine - dry bulk vessels	5,792,220	5%	5,909,523	9%
Metal pipe and tube manufacturing equipment	2,535,789	2%	2,546,245	4%
Rail support construction equipment	1,977,897	2%	515,354	1%
Aircraft parts	1,851,780	2%	1,937,546	3%
Marine - container vessels	-	-	5,758,761	8%
	$121,944,662	100%	$68,263,656	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2013 Quarter and the 2012 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Quarter	2012 Quarter
Gallatin Marine Management, LLC	Platform supply vessel	21%	39%
Lubricating Specialties Company	Lubricant manufacturing and blending	14%	-
NTS Communications, Inc.	Telecommunications equipment	10%	15%
Ensaimada S.A.	Marine - dry bulk vessels	6%	11%
Contech Castings, LLC; MPI, LLC; Metavation, LLC; MW Texas Die Casting, Inc.	Automotive manufacturing equipment	-	17%
		51%	82%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	September 30, 2013		December 31, 2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - container vessels	$77,674,652	75%	$81,481,453	82%
Mining equipment	14,122,763	14%	17,391,339	18%
Oil field services equipment	11,255,875	11%	-	-
	$103,053,290	100%	$98,872,792	100%

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

Revenue for the 2013 Quarter and the 2012 Quarter is summarized as follows:

	Three Months Ended September 30,
	2013	2012	Change
Finance income	$3,162,950	$1,816,186	$1,346,764
Rental income	4,579,825	1,234,689	3,345,136
Income from investment in joint venture	338,495	-	338,495
Other income	490,698	9,747	480,951
Total revenue	$8,571,968	$3,060,622	$5,511,346

Total revenue for the 2013 Quarter increased $5,511,346, or 180%, as compared to the 2012 Quarter. The increase in rental income was due to entering into three new operating leases during or subsequent to the 2012 Quarter. The increase in finance income was due to entering into seven new notes receivable and two new finance leases since September 30, 2012.

Expenses for the 2013 Quarter and the 2012 Quarter are summarized as follows:

	Three Months Ended September 30,
	2013	2012	Change
Management fees	$446,978	$108,932	$338,046
Administrative expense reimbursements	1,003,109	937,778	65,331
General and administrative	249,192	275,614	(26,422)
Interest	1,258,106	350,780	907,326
Depreciation	2,763,166	896,098	1,867,068
Total expenses	$5,720,551	$2,569,202	$3,151,349

Total expenses for the 2013 Quarter increased $3,151,349, or 123%, as compared to the 2012 Quarter. The increase was primarily related to an increase in depreciation expense on equipment acquired pursuant to three new operating leases we entered into during or subsequent to the 2012 Quarter and an increase in interest expense on our additional non-recourse long-term debt.  Management fees and administrative expense reimbursements have increased due to the increase in size of our investment portfolio since September 30, 2012.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $336,667, from $92,650 in the 2012 Quarter to $429,317 in the 2013 Quarter. The increase was primarily due to net income related to our joint ventures with Fund Fourteen, which invested in two new operating leases and two new finance leases and our joint ventures with ECI Partners, which invested in two new operating leases.

Net Income Attributable to Fund Fifteen

As a result of the foregoing factors, the net income attributable to us increased $2,023,330, from $398,770 in the 2012 Quarter to $2,422,100 in the 2013 Quarter. The net income attributable to us per weighted average Interest outstanding for the 2013 Quarter and the 2012 Quarter was $12.14 and $3.54, respectively.

Results of Operations for the Nine Months Ended September 30, 2013 (the “2013 Period”) and 2012 (the “2012 Period”)

Financing Transactions

During the 2013 Period and the 2012 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013 Period	2012 Period
Gallatin Marine Management, LLC	Platform supply vessel	24%	25%
NTS Communications, Inc.	Telecommunications equipment	11%	19%
Lubricating Specialties Company	Lubricant Manufacturing and Blending	10%	0%
Ensaimada S.A.	Marine - dry bulk vessels	7%	16%
Contech Castings, LLC; MPI, LLC; Metavation, LLC; MW Texas Die Casting, Inc.	Automotive manufacturing equipment	-	21%
		52%	81%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Operating Lease Transactions

During the 2013 Period and the 2012 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013 Period	2012 Period
Hoegh Autoliners Shipping AS	Marine - container vessels	55%	-
Murray Energy Corporation	Mining equipment	34%	100%
Go Frac, LLC	Oil field services equipment	11%	-
		100%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2013 Period and the 2012 Period is summarized as follows:

	Nine Months Ended September 30,
	2013	2012	Change
Finance income	$8,258,748	$3,599,601	$4,659,147
Rental income	13,416,142	1,250,016	12,166,126
Income from investment in joint venture	503,817	-	503,817
Other income	569,292	22,546	546,746
Total revenue	$22,747,999	$4,872,163	$17,875,836

Total revenue for the 2013 Period increased $17,875,836, or 367%, as compared to the 2012 Period. The increase in rental income was due to entering into three new operating leases during or subsequent to the 2012 Quarter. The increase in finance income was due to entering into seven new notes receivable and two new finance leases since September 30, 2012.

Expenses for the 2013 Period and the 2012 Period are summarized as follows:

	Nine Months Ended September 30
	2013	2012	Change
Management fees	$904,846	$189,153	$715,693
Administrative expense reimbursements	3,046,339	2,731,434	314,905
General and administrative	884,264	656,330	227,934
Interest	3,537,798	774,517	2,763,281
Depreciation	8,076,134	907,414	7,168,720
Credit loss	12,530	1,984,044	(1,971,514)
Total expenses	$16,461,911	$7,242,892	$9,219,019

Total expenses for the 2013 Period increased $9,219,019, or 127%, as compared to the 2012 Period. The increase primarily related to an increase in depreciation expense on equipment acquired pursuant to three new operating leases we entered into during or subsequent to the 2012 Quarter and an increase in interest on our additional non-recourse long-term debt. General and administrative expense, management fees, and administrative expense reimbursements have increased due to the increase in size of our investment portfolio since September 30, 2012. These increases were partially offset by a decrease in credit loss in the 2013 Period.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $1,215,760, from a loss of $(134,828) in the 2012 Period to income of $1,080,932 in the 2013 Period. The increase was primarily due to net income related to our joint ventures with Fund Fourteen, which invested in two new operating leases and two new finance leases and our joint ventures with ECI Partners, which invested in two new operating leases.

Net Income (Loss) Attributable to Fund Fifteen

As a result of the foregoing factors, the net income (loss) attributable to us increased $7,441,057, from a loss of $(2,235,901) in the 2012 Period to income of $5,205,156 in the 2013 Period. The net income (loss) attributable to us per weighted average Interest outstanding for the 2013 Period and the 2012 Period was $28.20 and $(27.01), respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2013 compared to December 31, 2012.

Total Assets

Total assets increased $69,534,080, from $208,274,347 at December 31, 2012 to $277,808,427 at September 30, 2013. The increase in total assets was primarily the result of cash proceeds received from the sale of Interests, the majority of which were then used to invest in four new notes receivable, one new operating lease, two new finance leases and one new joint venture.

Total Liabilities

Total liabilities increased $26,189,802, from $78,351,878 at December 31, 2012 to $104,541,680 at September 30, 2013. The increase was primarily the result of (i) borrowing approximately $29,164,000 of non-recourse long-term debt and (ii) a security deposit in the amount of approximately $2,570,000 received in conjunction with another operating lease transaction during the 2013 Period, which will be returned to the lessee after the termination of the operating lease, except in the event of a default, in which case the security deposit will be used or retained to the extent required to cure the default. The increase was partially offset by principal payments we made on our non-recourse long-term debt.

Equity

Equity increased $43,344,278, from $129,922,469 at December 31, 2012 to $173,266,747 at September 30, 2013. The increase primarily related to the cash proceeds received from the sale of our Interests, investments by noncontrolling interests and net income recorded in the 2013 Period, which was partially offset by sales and offering expenses incurred and distributions paid to our partners and noncontrolling interests.

Liquidity and Capital Resources

Summary

At September 30, 2013 and December 31, 2012, we had cash of $18,032,863 and $37,990,933, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of September 30, 2013, the cash reserve was $983,445. During our operating period, our main source of cash is from financing activities and our main use of cash is in investing activities.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. In addition, as of September 30, 2013, we have up to $10,000,000 available to us under the Facility pursuant to the borrowing base. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

From the commencement of our offering period on June 6, 2011 through the completion of our offering on June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. From the Initial Closing Date through June 6, 2013, we paid or accrued sales commissions to third parties of $13,103,139 and dealer-manager fees to ICON Securities, LLC, formerly known as ICON Securities Corp., an affiliate of the General Partner and the dealer-manager of the offering of the Interests (“ICON Securities”), of $5,749,021.  In addition, organizational and offering expenses of $2,730,919 were paid or accrued by us, our General Partner or its affiliates during the offering period.

Cash Flows

Operating Activities

Cash provided by operating activities increased $15,431,262, from $854,133 in the 2012 Period to $16,285,395 in the 2013 Period. The increase was primarily related to rental payments received on our two new operating leases and interest received on our seven new notes receivable and two new finance leases, partially offset by payments made for administrative expense reimbursements and management fees to our Investment Manager and interest expense on third-party non-recourse long-term debt.

Investing Activities

Cash used in investing activities increased $8,205,005, from $66,702,951 in the 2012 Period to $74,907,956 in the 2013 Period. The increase was primarily related to the use of more cash to invest in notes receivable and a joint venture, partially offset by the use of less cash to purchase equipment and the increase in receipt of principal on finance leases and notes receivable during the 2013 Period.

Financing Activities

Cash provided by financing activities decreased $57,782,975, from $96,447,466 in the 2012 Period to $38,664,491 in the 2013 Period. The decrease was primarily related to (i) a decrease in the sale of our Interests resulting from our offering period ending on June 6, 2013, (ii) an increase in cash distributions paid to partners and noncontrolling interests and (iii) an increase in principal repayments of debt related to our investment in the Lewek Ambassador and the Hoegh Copenhagen. The decrease was partially offset by (i) an increase in investment in joint ventures by noncontrolling interests, (ii) a decrease in proceeds from non-recourse long-term debt in the 2013 Period and (iii) a decrease in sales and offering expenses paid in the 2013 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2013 of $92,771,074 related to the Lewek Ambassador, the Hoegh Copenhagen, the Ardmore Capella, the Ardmore Calypso and certain mining equipment. Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets would be returned to the lender in extinguishment of that debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $107,348, $10,627,469 and $1,335,082 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2013 Period.

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

At September 30, 2013, we had non-recourse debt obligations. The lender has a security interest in the underlying assets relating to each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets would be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2013, our outstanding non-recourse long-term indebtedness was $92,771,074.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement was approximately $121,000 at September 30, 2013.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. Our restricted cash amounts of approximately $1,207,000 and $500,000 are presented within other assets in our consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively, and is included as a component of interest expense.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2013, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any limited partnership interests during the three months ended September 30, 2013.

Our Investment Manager consented to our repurchase of 108 Interests during the 2013 Quarter at an average price per Interest of $888. The repurchase amounts are calculated according to a specified formula pursuant to our partnership agreement. Repurchased Interests have no voting rights and do not share in distributions with other partners. Our partnership agreement limits the number of Interests that can be repurchased in any one year and repurchased Interests may not be reissued.

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

November 8, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)