Form 10-K
period 2013-12-31
ICON ECI FUND FIFTEEN, L.P.
filed 2014-03-19
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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

Number of outstanding limited partnership interests of the registrant on March 17, 2014 is 197,489.

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

Our general partner is ICON GP 15, LLC, a Delaware limited liability company (the “General Partner”), and our investment manager is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (“ICON Capital” or the “Investment Manager”). Our General Partner manages and controls our business affairs, including, but not limited to, the business-essential equipment and corporate infrastructure (collectively, “Capital Assets”) we invest in pursuant to the terms of our limited partnership agreement (the “Partnership Agreement”).  Pursuant to the terms of an investment management agreement, our General Partner has engaged our Investment Manager to, among other things, facilitate the acquisition and servicing of our investments.  Additionally, our General Partner has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our offering period commenced on June 6, 2011 and ended on June 6, 2013.  We are currently in our operating period, which commenced on June 7, 2013. We offered limited partnership interests (the “Interests”) on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allowed limited partners to purchase Interests with distributions received from us and/or certain affiliates of ours, subject to certain restrictions. As of July 28, 2011 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of Interests, at which time we commenced operations. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011.

As of June 6, 2013, 197,597 Interests were sold pursuant to our offering, of which 5,961 Interests were issued at a discounted price pursuant to our DRIP Plan, representing total capital contributions to us of $196,688,918 by 4,644 limited partners. Pursuant to the terms of our offering, we established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2013, the reserve was $983,445. During the period from June 6, 2011 through June 6, 2013, we paid sales commissions to third parties in the amount of $13,103,139 and dealer-manager fees in the amount of $5,749,021 to ICON Securities, LLC, formerly known as ICON Securities Corp. (“ICON Securities”), the dealer-manager of our offering and an affiliate of our General Partner. In addition, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,730,919, which were recorded as a reduction of partners’ equity.

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

We divide the life of the Partnership into three distinct phases:

(1)       Offering Period: We invested most of the net proceeds from the sale of Interests in Capital Assets.

(2)       Operating Period: After the close of the offering period, we expect to continue to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to limited partners. We anticipate that the operating period will end five years from the end of our offering period. However, we may, at our General Partner’s discretion, extend the operating period for up to an additional three years.

(3)       Liquidation Period: After the operating period, we will then sell our assets in the ordinary course of business. Our goal is to complete the liquidation period within two years after the end of the operating period, but it may take longer to do so.

At December 31, 2013 and 2012, we had total assets of $277,768,205 and $208,274,347, respectively. For the year ended December 31, 2013, we had two lessees that accounted for 53.4% of our total rental and finance income of $29,723,150. Net income attributable to us for the year ended December 31, 2013 was $7,068,854. For the year ended December 31, 2012, we had three lessees and two borrowers that accounted for 73.6% of our total rental and finance income of $8,998,463. Net loss attributable to us for the year ended December 31, 2012 was $2,275,472. For the period from the Initial Closing Date through December 31, 2011, we had one lessee and two borrowers that accounted for 100% of our total finance income of $294,664. Net loss attributable to us for the period from the Initial Closing Date through December 31, 2011 was $1,141,290.

At December 31, 2013, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Notes Receivable

•         Three term loans to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”), secured by telecommunications equipment, that mature in July 2017.

•         A term loan to Ensaimada S.A. (“Ensaimada”), secured by a second priority security interest in a dry bulk carrier, that matures in November 2016.

•         A term loan to VAS Aero Services, LLC (“VAS”), secured by all of VAS’s assets, that matures in October 2014.

•         A term loan to Kanza Construction, Inc. (“Kanza”), which has been fully reserved as of December 31, 2013.

•         A term loan to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”), secured by saltwater disposal wells and related equipment, that matures in January 2018.

•         A term loan to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”), secured by tube manufacturing and related equipment, that matures in October 2017.

•         A term loan to Ocean Product Tankers AS (“Ocean Product”), secured by, among other things, a second priority security interest in three product tanker vessels, that matures in October 2017.

•         A term loan to Heniff Transportation Services, LLC and Heniff TTL, LLC (collectively, “Heniff”), secured by, among other things, a second priority security interest in Heniff’s assets, including tractors and stainless steel tank trailers, that matures in August 2016.

•         A term loan to Lubricating Specialties Company (“LSC”), secured by a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory, that matures in August 2018.

•         A 40% ownership interest in a portion of a subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank (“Standard Chartered”), secured by a second priority security interest in all equipment, plant and machinery associated with a condensate splitter and aromatics complex, that matures in January 2021.

•         A term loan to Asphalt Carrier Shipping Company Limited (“Asphalt”), secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt, that matures in December 2018.

•         A term loan to Quattro Plant Limited (“Quattro”), secured by a second priority security interest in all of Quattro’s rail support construction equipment, any other existing and future assets owned by Quattro, and its accounts receivable, that matures in August 2016.

•         A term loan facility to Varada Ten Pte. Ltd. (“Varada”), secured by a first priority security interest in and earnings from three vessels, of which two vessels are currently under construction, that matures in June 2022.

•         A term loan to Green Field Energy Services, Inc. and its affiliates (collectively, “Green Field”), secured by a superpriority security interest in all of Green Field’s assets, that matures in August 2014.

Telecommunications Equipment

•         Telecommunications equipment that is subject to a 36-month lease with Global Crossing Telecommunications, Inc. (“Global Crossing”), that expires in June 2014.

Oil field Services Equipment

•         A 58% ownership interest in onshore oil field services equipment that is subject to two 45-month leases with Go Frac, LLC (“Go Frac”), that expire in November 2016 and April 2017, respectively.

Mining Equipment

•         A 94.2% ownership interest in mining equipment that is subject to lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), that expires in September 2015.

•         A 96% ownership interest in mining equipment that is subject to lease with Murray, that expires in October 2015.

Marine Vessels

•         A 60% ownership interest in an offshore support vessel, the Lewek Ambassador, that is subject to a nine year bareboat charter with Gallatin Maritime Management, LLC (“Gallatin Maritime”), that expires in June 2021.

•         An 80% ownership interest in a car carrier vessel, the Hoegh Copenhagen, that is subject to an eight year bareboat charter with Hoegh Autoliners Shipping AS (“Hoegh Autoliners”), that expires in December 2020.

•        A 55% ownership interest in two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, that are subject to five year bareboat charters with wholly owned subsidiaries of Ardmore Shipping Limited (collectively, “Ardmore”), that expire in April 2018.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2013 and 2012 and during the period from the Initial Closing Date through December 31, 2011, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of investing in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and international businesses, loans that are secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Competition

The commercial leasing and finance industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

Other equipment finance companies and equipment manufacturers or their affiliated financing companies may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can currently offer. There are numerous other potential entities, including entities organized and managed similarly to us, seeking to make investments in Capital Assets. Many of these potential competitors are larger and have greater financial resources than us.

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

Employees

We have no direct employees.  Our General Partner and our Investment Manager supervise and control our business affairs and originate and service our investments.

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

Financial Information Regarding Geographic Areas

Certain of our investments generate revenue in geographic areas outside of the United States. For additional information, see Note 12 to our consolidated financial statements.

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

The portion of total distributions that is a return of capital and the portion that is economic return will depend upon a number of factors that cannot be determined until all of our investments have been sold or otherwise mature. At that time, you will be able to compare the total amount of all distributions you receive to your total capital invested in order to determine your economic return.

The Internal Revenue Service (the “IRS”) may deem the majority of your distributions to be a return of capital for tax purposes during our early years. Distributions would be deemed to be a return of capital for tax purposes to the extent that we are distributing cash in an amount greater than our taxable income. The fact that the IRS deems distributions to be a return of capital in part and we report an adjusted tax basis to you on Schedule K-1 is not an indication that we are performing greater than or less than expectations and cannot be utilized to forecast what your final return might be.

Your ability to resell your Interests is limited by the absence of a public trading market and substantial transfer restrictions. Therefore, you should be prepared to hold your Interests until we completely liquidate, which is expected to occur no earlier than June 6, 2020.

A public market does not exist for our Interests and we do not anticipate that a public market will develop for our Interests. Our Interests will not be listed on any national securities exchange at any time, and we will take steps to ensure that no public trading market develops for our Interests. In addition, our Partnership Agreement imposes significant restrictions on your right to transfer your Interests.

We have established these restrictions to comply with federal and state securities laws, as well as to ensure that we will not be considered a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Your ability to sell or otherwise transfer your Interests is extremely limited and will depend on your ability to identify a buyer. Thus, you will probably not be able to sell or otherwise liquidate your Interests in the event of an emergency and, even if you were able to arrange a sale, the price you receive would likely be at a substantial discount to the price you paid for your Interests.

As a result, you must view your investment in our Interests as a long-term, illiquid investment.

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

You may not receive distributions every month and, therefore, you should not rely on distributions from your Interests as a source of income.

You should not rely on distributions from your Interests as a source of income. While we intend to make monthly distributions through the end of our operating period, our General Partner and/or our Investment Manager may determine that it is in our best interest to periodically change the amount of distributions you receive or to not make any distributions in some months. Losses from our operations of the types described in these risk factors and unexpected liabilities could result in a reduced level of distributions to you. Additionally, during the liquidation period, although we expect that lump sums will be distributed from time to time if and when financially significant assets are sold, regularly scheduled distributions will decrease because there will be fewer investments available to generate cash flow.

Your Interests may be diluted.

Some investors, including our General Partner and its officers, directors and other affiliates, may have purchased Interests at discounted prices and generally will share in our revenues and distributions based on the number of Interests that they purchased, rather than the discounted subscription price paid by them for their Interests. As a result, investors who paid discounted prices for their investments will receive higher returns on their investments in us as compared to investors who paid the entire $1,000 per Interest.

Our assets may be plan assets for ERISA purposes, which could subject our General Partner and/or our Investment Manager to additional restrictions on their ability to operate our business with respect to all partners.

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended (the “Code”), may apply what is known as the look-through rule to an investment in our Interests. Under that rule, the assets of an entity in which a qualified plan or IRA has made an equity investment may constitute assets of the qualified plan or IRA. If you are a fiduciary of a qualified plan or IRA, you should consult with your advisors and carefully consider the effect of that treatment if the look-through rule is applied. If the look-through rule were to apply, our General Partner and/or our Investment Manager may be viewed as an additional fiduciary with respect to the qualified plan or IRA to the extent of any decisions relating to the undivided interest in our assets represented by the Interests held by such qualified plan or IRA. This could result in some restriction on our General Partner's and/or our Investment Manager's willingness to engage in transactions that might otherwise be in the best interest of all partners due to the strict rules of ERISA regarding fiduciary actions.

The statements of value that we include in this and future Annual Reports on Form 10-K, and that we will send to fiduciaries of plans subject to ERISA and to certain other parties, are only estimates and may not reflect the actual value of our Interests.

The statements of estimated value are based on the estimated value of each Interest (i) as of the close of our fiscal year, for the annual statements included in this and future Annual Reports on Form 10-K and (ii) as of September 30 of each fiscal year, for annual statements sent to fiduciaries of plans subject to ERISA and certain other parties. Management, in part, will rely upon third party sources and advice in arriving at this estimated value. No independent appraisals on the particular value of our Interests will be obtained and the value will be based upon an estimated fair market value as of the referenced date for such value. Because this is only an estimate, we may subsequently revise any valuation that is provided. We cannot ensure that:

•          this estimate of value could actually be realized by us or by you upon liquidation;

•          you could realize this estimate of value if you were to attempt to sell your Interests;

•          this estimate of value reflects the price or prices that our Interests would or could trade at if they were listed on a national stock exchange or included for quotation on a national market system, because no such market exists or is likely to develop; or

•          the statement of value, or the method used to establish value, complies with any reporting and disclosure or valuation requirements under ERISA, the Code or other applicable law.

Business Risks

Our business could be hurt by economic downturns.

Our business is affected by a number of economic factors, including, but not limited to, the level of economic activity in the markets in which we operate. A decline in economic activity in the United States or internationally could materially affect our financial condition and results of operations. The equipment finance industry is influenced by factors such as interest rates, inflation, employment rates and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors could result in a decrease in the number of transactions in which we participate and in our profitability.

Uncertainties associated with the equipment finance industry may have an adverse effect on our business and may adversely affect our ability to give you any economic return from our Interests or a complete return of your capital.

There are a number of uncertainties associated with the equipment finance industry that may have an adverse effect on our business and may adversely affect our ability to make distributions to you that will, in total, be equal to a return of all of your capital, or provide for any economic return from our Interests. These include, but are not limited to:

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

We are indirectly subject to a number of uncertainties associated with the industries of our borrowers, lessees and other counterparties. We invest in a pool of Capital Assets by, among other things, acquiring and selling Capital Assets, acquiring Capital Assets subject to lease, purchasing Capital Assets and leasing Capital Assets to third-party end users, financing Capital Assets for third-party end users, and acquiring ownership rights to items of leased Capital Assets at lease expiration. The borrowers, lessees and other counterparties to these transactions operate in a variety of industries. As such, we are indirectly subject to the various risks and uncertainties that affect our borrowers', lessees' and other counterparties' businesses and operations. If such risks or uncertainties were to affect our borrowers, lessees or other counterparties, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

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

Because we borrowed and may in the future borrow money to make our investments, losses as a result of borrower, lessee or other counterparty defaults may be greater than if such borrowings were not incurred.

Although we acquired some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of certain of our investments and there is no limit to the amount of indebtedness that we may incur when making our investments. While we believe the use of leverage will result in our ability to make more investments with less risk than if leverage is not utilized, there can be no assurance that the benefits of greater size and diversification of our investment portfolio will offset the heightened risk of loss in an individual investment using leverage. Other equipment funds our Investment Manager has sponsored, on average, utilized debt for 65 – 75% of the purchase price of some of the Capital Assets and other equipment in their portfolios. With respect to non-recourse borrowings, if we are unable to pay our debt service obligations because a borrower, lessee or other counterparty defaults, a lender could foreclose on the investment securing the non-recourse indebtedness. This could cause us to lose all or part of our investment or could force us to meet debt service payment obligations so as to protect our investment subject to such indebtedness and prevent it from being subject to repossession.

Additionally, while the majority of our borrowings are non-recourse, we are liable for recourse indebtedness incurred under a revolving line of credit facility with California Bank & Trust (“CB&T”) that is secured by certain of our assets that are not otherwise pledged to other lenders. CB&T has a security interest in such assets and the right to sell those assets to pay off the indebtedness if we default on our payment obligations. This recourse indebtedness may increase our risk of loss because we must meet the debt service payment obligations regardless of the revenue we receive from the investment that is subject to such secured indebtedness. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financings and Borrowings - Revolving Line of Credit, Recourse.”

Restrictions imposed by the terms of our indebtedness may limit our financial flexibility.

We are party to a revolving line of credit agreement with CB&T. The terms of that agreement could restrict us from paying distributions to you if such payments would cause us to not be in compliance with our financial covenants in that agreement. For additional information on the terms of our credit agreement, see “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financings and Borrowings - Revolving Line of Credit, Recourse.”

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

We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken by courts in the United States.

If the value of our investments in certain types of leased Capital Assets declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of some of the Capital Assets that we invest in is expected to be the potential value of the Capital Assets once the lease term expires (with respect to leased Capital Assets). Generally, a Capital Asset is expected to decline in value over its useful life. In making these types of investments, we assume a residual value for the Capital Assets at the end of the lease or other investment that, at maturity, is expected to be enough to return the cost of our investment in the Capital Assets and provide a rate of return despite the expected decline in the value of the Capital Assets over the term of the investment. However, the actual residual value of the Capital Assets at maturity and whether that value meets our expectations will depend to a significant extent upon the following factors, many of which are beyond our control:

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

We typically seek to obtain representations from the sellers and lessees of used Capital Assets that:

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

We would have rights against the seller of Capital Assets for any losses arising from a breach of representations made to us and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the Capital Assets or our expected returns on the Capital Assets, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the Capital Assets due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the seller, the lessee or other third parties.

If a borrower, lessee or other counterparty defaults on its obligations to us, we could incur losses.

We enter into transactions with parties that have senior debt rated below investment grade or no credit rating. We do not require such parties to have a minimum credit rating. Borrowers, lessees and other counterparties with lower or no credit ratings may default on payments to us more frequently than borrowers, lessees or other counterparties with higher credit ratings. For example, if a borrower does not make loan payments to us when due or a lessee does not make lease payments to us or to a lender on our behalf, or such parties otherwise violate the terms of their contract in another way, we may be forced to terminate our agreements with such parties and attempt to recover the Capital Assets. We may do this at a time when we may not be able to arrange for a new lease or to sell our investment right away, if at all. We would then lose the expected revenues and might not be able to recover the entire amount or any of our original investment. The costs of recovering Capital Assets upon a borrower's, lessee's or other counterparty's default, enforcing the obligations under the contract, and transporting, storing, repairing, and finding a new lessee or purchaser for the Capital Assets may be high and may negatively affect the value of our investment in the Capital Assets. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a borrower, lessee or other counterparty files for bankruptcy, we may have difficulty enforcing the terms of the contract and may incur losses.

If a borrower, lessee or other counterparty files for protection under applicable bankruptcy laws, the remaining term of the loan, lease or other financing contract could be shortened or the contract could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy loan, lease or other contractual payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering Capital Assets from a bankrupt borrower or lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a contract is rejected in a bankruptcy, we would bear the cost of retrieving and storing the Capital Assets and then have to remarket such Capital Assets. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the loan, lease or other contract. These costs and lost revenues could also negatively affect our liquidity and cash flows and could negatively affect our profitability.

Investing in Capital Assets in foreign countries may be riskier than domestic investments and may result in losses.

We made and may in the future make investments in Capital Assets outside of the United States. We may have difficulty enforcing our rights under foreign transaction documents. In addition, we may have difficulty repossessing our Capital Assets if a foreign party defaults and enforcement of our rights outside the United States could be more expensive. Moreover, foreign jurisdictions may confiscate our Capital Assets. Use of Capital Assets in a foreign country will be subject to that country's tax laws, which may impose unanticipated taxes. While we seek to require borrowers, lessees and other counterparties to reimburse us for all taxes imposed on the use of the Capital Assets and require them to maintain insurance covering the risks of confiscation of the Capital Assets, we cannot assure you that we will be successful in doing so or that insurance reimbursements will be adequate to allow for recovery of and a return on foreign investments.

In addition, we invest in Capital Assets that may travel to or between locations outside of the United States. Regulations in foreign countries may adversely affect our interest in Capital Assets in those countries. Foreign courts may not recognize judgments obtained in U.S. courts and different accounting or financial reporting practices may make it difficult to judge the financial viability of a borrower, lessee or other counterparty, heightening the risk of default and the loss of our investment in such Capital Assets, which could have a material adverse effect on our results of operations and financial condition.

In addition to business uncertainties, our investments may be affected by political, social, and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S. and, as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may also differ and there may be less publicly available information with respect to such companies. While our General Partner and Investment Manager consider these factors when making investment decisions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

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

Furthermore, when we acquire an interest in foreign Capital Assets, we may not be able to hedge our foreign currency exposure with respect to the future value of such Capital Assets because the terms and conditions of such hedge contracts might not be in our best interests. Even with transactions requiring payments in U.S. dollars, the Capital Assets may be sold at maturity for an amount that cannot be pre-determined to a buyer paying in a foreign currency. This could positively or negatively affect our income from such a transaction when the proceeds are converted into U.S. dollars.

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

We may invest in joint ventures with other businesses our Investment Manager and its affiliates manage, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when making investments in Capital Assets that are wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture may be required to guarantee all of the joint venture's obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject investments that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the co-investors control a joint venture, there might be a stalemate on decisions, including when to sell the Capital Assets or the prices or terms of a loan or lease. Finally, while we typically have the right to buy out the other co-investor's interest in the Capital Assets in the event of a sale, we may not have the resources available to do so. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Capital Assets may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of Capital Assets. While our transaction documents generally require borrowers and lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting Capital Assets can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the Capital Assets, we could suffer a total loss of any investment in the affected Capital Assets. By investing in some types of Capital Assets, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability, including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which would negatively affect our liquidity and cash flows.

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

In addition to credit risks, we may be subject to other risks in Capital Asset financing transactions in which we are deemed to be a lender. For example, equipment leases have sometimes been held by U.S. courts to be loan transactions subject to state usury laws, which limit the interest rate that can be charged. Uncertainties in the application of some laws may result in inadvertent violations that could result in reduced investment returns or, possibly, losses on our investments in the affected transactions. Although part of our business strategy is to enter into or acquire leases that are structured so that they avoid being deemed loans and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. In addition, as part of our business strategy, we also make or acquire secured loans, which are also subject to usury laws and, while we attempt to structure these to avoid being deemed in violation of usury laws, we cannot assure you that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease or secured loan is held to be a loan with a usurious rate of interest, the amount of the lease or loan payment could be reduced, which would adversely affect our revenue.

State laws determine what rates of interest are deemed usurious, when the applicable rate of interest is determined, and how it is calculated. In addition, some U.S. courts have also held that certain lease and loan features, such as equity interests, constitute additional interest. Although we generally seek assurances and/or opinions to the effect that our transactions do not violate applicable usury laws, a finding that our transactions violate usury laws could result in the interest obligation to us being declared void and we could be liable for damages and penalties under applicable law. We cannot assure you as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard. We also cannot make any assurances as to the standards that courts in foreign jurisdictions may use or that courts in foreign jurisdictions will take a position similar to that taken by courts in the United States.

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

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our General Partner and its affiliates have. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer loans or leases at rates that are less than ours, potentially forcing us to lower our rates or lose potential borrowers, lessees or other counterparties.

Organization and Structure Risks

You have limited voting rights and are required to rely on our General Partner and/or our Investment Manager to make all of our investment decisions and achieve our investment objectives.

Our General Partner and/or our Investment Manager will make all of our investment decisions, including determining the investments and dispositions we make. Our success will depend upon the quality of the investment decisions our General Partner and/or our Investment Manager make, particularly relating to our investments in Capital Assets and the realization of such investments. You are not permitted to take part in managing, establishing or changing our investment objectives or policies.

The decisions of our General Partner and our Investment Manager may be subject to conflicts of interest.

The decisions of our General Partner and our Investment Manager may be subject to various conflicts of interest arising out of their relationship to us and our affiliates. Our General Partner and our Investment Manager could be confronted with decisions where either or both will, directly or indirectly, have an economic incentive to place its respective interests or the interests of our affiliates above ours. As of December 31, 2013, our Investment Manager, an affiliate of our General Partner, manages or is the investment manager or managing trustee for seven other public equipment funds. See "Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include, but are not limited to:

•          our Investment Manager may receive more fees for managing our investments if we incur indebtedness to fund these investments than if indebtedness is not incurred;

•          our Partnership Agreement does not prohibit our General Partner or any of our affiliates from competing with us for investments or engaging in other types of business;

•          our Investment Manager may have opportunities to earn fees for referring a prospective investment opportunity to others;

•          the lack of separate legal representation for us, our General Partner, and our Investment Manager and lack of arm's-length negotiations regarding compensation payable to our General Partner and our Investment Manager;

•          our General Partner is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and you that might not be in your best interest given your individual tax situation; and

•          our General Partner and/or our Investment Manager can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The investment committee of our Investment Manager is not independent.

Any conflicts in determining and allocating investments between us and our General Partner or Investment Manager, or between us and another fund managed by our Investment Manager, are resolved by our Investment Manager's investment committee, which also serves as our investment committee and the investment committee for other funds managed by our Investment Manager and its affiliates. Since all of the members of our Investment Manager's investment committee are officers of our General Partner and our Investment Manager and certain of their affiliates and are not independent, matters determined by such investment committee, including conflicts of interest between us, our General Partner, our Investment Manager and their respective affiliates involving investment opportunities, may not be as favorable to us as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one fund, our Investment Manager's investment committee will allocate the investment to a fund (which includes us) after taking into consideration at least the following factors:

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

Notwithstanding the foregoing, our Investment Manager's investment committee may make exceptions to these general policies when, in our Investment Manager's judgment, other circumstances make application of these policies inequitable or economically undesirable. In addition, our Partnership Agreement permits our General Partner and our affiliates to engage in Capital Asset acquisitions, financing secured loans and refinancing, leasing and releasing opportunities on their own behalf or on behalf of other funds even if they compete with us.

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

We do not employ our own full-time officers, managers or employees. Instead, our General Partner and/or our Investment Manager supervise and control our business affairs. Our General Partner’s officers and employees are also officers and employees of our Investment Manager and its affiliates. In addition to sponsoring and managing us and other equipment funds, our Investment Manager and its affiliates currently sponsor, manage and/or distribute other investment products, including, but not limited to, a business development company.

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

Our General Partner and its affiliates will receive expense reimbursements and fees from us and those reimbursements and fees are likely to exceed the income portion of distributions made to you during our early years.

Before making any distributions to you, we have reimbursed and will reimburse our General Partner and its affiliates for expenses incurred on our behalf, and pay our General Partner and its affiliates fees for acquiring, managing and realizing our investments. The expense reimbursements and fees of our General Partner and its affiliates were established by our General Partner in compliance with the NASAA Guidelines (the North American Securities Administrators Association guidelines for publicly offered, finite-life equipment funds) in effect on June 6, 2011 and are not based on arm's-length negotiations, but are subject to the limitations set forth in our Partnership Agreement. Nevertheless, the amount of these expense reimbursements and fees is likely to exceed the income portion of distributions made to you in our early years.

In general, expense reimbursements and fees are paid without regard to the amount of our distributions to our limited partners, and regardless of the success or profitability of our operations. Some of those fees and expense reimbursements will be required to be paid as we acquire our portfolio and incur expenses, such as accounting and interest expenses, even though we may not yet have begun to receive revenues from all of our investments. This lag between the time when we must pay fees and expenses and the time when we receive revenues may result in losses to us during our early years, which our General Partner believes is typical for a fund such as us.

Furthermore, we are likely to borrow a significant portion of the purchase price of some of our investments. This use of indebtedness should permit us to make more investments than if borrowings were not utilized. As a consequence, we may pay greater fees to our Investment Manager than if no indebtedness were incurred because management and acquisition fees are based upon the gross payments earned or receivable from, or the purchase price (including any indebtedness incurred) of, our investments. Also, our General Partner and/or our Investment Manager will determine the amount of cash reserves that we will maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to you.

Our Investment Manager may have difficulty managing its growth, which may divert its resources and limit its ability to expand its operations successfully.

The amount of assets that our Investment Manager manages has grown substantially since our Investment Manager was formed in 1985. Our Investment Manager and its affiliates intend to continue to sponsor and manage, as applicable, funds similar to and different from us that may be sponsored and managed concurrently with us and they expect to experience further growth in their respective assets under management. Our Investment Manager's future success will depend on the ability of its and its affiliates' officers and key employees to implement and improve their operational, financial and managerial controls, reporting systems and procedures, and manage a growing number of assets and investment funds. However, they may not implement improvements to their managerial information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our Investment Manager's anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency and could negatively impact our operations, business and financial condition.

Operational risks may disrupt our business and result in losses.

We may face operational risk from errors made in the execution, confirmation or settlement of transactions. We may also face operational risk from our transactions not being properly recorded, evaluated or accounted for. We rely heavily on our Investment Manager's financial, accounting, and other software systems. If any of these systems fail to operate properly or become disabled, we could suffer financial loss and a disruption of our business.

In addition, we are highly dependent on our Investment Manager's information systems and technology. There can be no assurance that these information systems and technology will be able to accommodate our growth or that the cost of maintaining such systems will not increase from its current level. A failure to accommodate growth, or an increase in costs related to such information systems, could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

Furthermore, we depend on the headquarters of our General Partner and Investment Manager, which are located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption, which could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses.

Finally, we rely on third-party service providers for certain aspects of our business, including certain accounting and financial services. Any interruption or deterioration in the performance of these third parties could impair the quality of our operations and could adversely affect our business and result in losses.

We rely on our systems, certain affiliates’ employees, and certain third party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by certain affiliates’ employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on the employees of certain of our affiliates. We could be materially adversely affected if one of such employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability for us to operate one or more of our business, or cause financial loss, potential liability, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financing transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our business relies on our digital technologies, computer and email systems, software, and networks to conduct their operations. Although we believe we have robust information security procedures and controls, our technologies, systems and networks may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, or otherwise disrupt our business operations, which could materially adversely affect us.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Our General Partner is required to evaluate our internal controls over financial reporting in order to allow its management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as "Section 404". During the course of testing, our General Partner may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to complete our annual evaluations required by Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal controls system and the hiring of additional personnel. Any such action could negatively affect our results of operations and the achievement of our investment objectives.

We are subject to certain reporting requirements and are required to file certain periodic reports with the SEC.

We are subject to reporting requirements under the Securities Exchange Act of 1934, as amended, including, but not limited to, the filing of quarterly and annual reports. Prior public funds sponsored by our Investment Manager have been and are subject to the same requirements. If we experience delays in the filing of our reports, our investors may not have access to timely information concerning us, our operations, and our financial results.

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

Changes in the laws or regulations that affect the terms and conditions set forth in the Partnership Agreement could negatively impact our and/or your rights and obligations.

Our General Partner may, without your consent, amend the Partnership Agreement to effect any change necessitated by a change in law or regulation that causes the terms and conditions set forth in the Partnership Agreement to be, in the sole discretion of our General Partner, no longer viable. The changes must be drawn as narrowly as possible so as to effectuate the original intent of the Partnership Agreement. Nevertheless, these changes could negatively impact our and/or your rights and obligations.

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

Although counsel rendered an opinion to us at the time of our offering that we will be taxed as a partnership and not as a corporation, that opinion is not binding on the IRS and the IRS has not ruled on any federal income tax issue relating to us. If the IRS successfully contends that we should be treated as a corporation for federal income tax purposes rather than as a partnership, then:

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

You may incur tax liability in excess of the distributions you receive in a particular year.

In any particular year, your tax liability from owning our Interests may exceed the distributions you receive from us. While we expect that your net taxable income from owning our Interests for most years will be less than your distributions in those years, to the extent any of our debt is repaid with income or proceeds from Capital Asset sales, taxable income could exceed the amount of distributions you receive in those years. Additionally, a sale of our investments may result in taxes in a given year that are greater than the amount of cash from the sale, resulting in a tax liability in excess of distributions. Your tax liability could also exceed the amount of distributions you receive due to allocations designed to cause our limited partners' capital accounts (as adjusted by certain items) to be equal on a per Interest basis. Therefore, you may have to pay any excess tax liability with funds from another source, because the distributions we make may not be sufficient to pay such excess tax liability. Further, due to the operation of the various loss disallowance rules, in a given tax year you may have taxable income when, on a net basis, we have a loss, or you may recognize a greater amount of taxable income than your share of our net income because, due to a loss disallowance, income from some of our activities cannot be offset by losses from some of our other activities.

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

Your ability to deduct your share of our losses is limited to the amounts that you have at risk from owning our Interests. This is generally the amount of your investment, plus any profit allocations and minus any loss allocation and distributions. This determination is further limited by a tax rule that applies the at-risk rules on an activity-by-activity basis, further limiting losses from a specific activity to the amount at risk in that activity. Based on the tax rules, we expect that we will have multiple activities for purposes of the at-risk rules. Specifically, our lending activities must be analyzed separately from our leasing activities, and our leasing activities must be further divided into separate year-by-year groups according to the tax year the Capital Assets are placed in service. As such, you cannot aggregate income and loss from our separate activities for purposes of determining your ability to deduct your share of our losses under the at-risk rules.

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

The IRS may allocate more taxable income or less loss to you than our Partnership Agreement provides.

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

You may be required to pay alternative minimum tax in connection with owning our Interests since you will be allocated a proportionate share of our tax preference items. Our General Partner's and/or our Investment Manager's operation of our business affairs may lead to other adjustments that could also increase your alternative minimum tax. In addition, if all or a portion of our lending activities are not generated from a trade or business, then a portion of our management fees and other costs related to those investments could be considered investment expenses rather than trade or business expenses. To the extent that a portion of our fees are considered investment expenses, that portion of such fees would not be deductible for alternative minimum tax purposes and would be subject to a limitation for regular tax purposes. Alternative minimum tax is treated in the same manner as the regular income tax for purposes of making estimated tax payments.

You may incur state and foreign tax liabilities and have an obligation to file state or foreign tax returns.

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

As you receive distributions throughout the life of your investment, you will not know at the time of the distribution what portion of the distribution represents a return of capital and what portion represents income. The Schedule K-1 statement you have received and will continue to receive from us each year will specify the amounts of capital and income you received throughout the prior year.

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

Number of
Partners as of
Title of Class	March 17, 2014
General Partner	1
Limited partners	4,647

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning the first month after each such limited partner was admitted through the end of our operating period, which we currently anticipate will be in June 2018.  We made distributions to limited partners totaling $14,566,524, $6,889,182 and $310,592 for the years ended December 31, 2013 and 2012 and the period from the Initial Closing Date through December 31, 2011, respectively. Additionally, we made distributions to our General Partner of $147,137, $69,588 and $3,137 for the years ended December 31, 2013 and 2012 and the period from the Initial Closing Date through December 31, 2011, respectively. The terms of our revolving line of credit with CB&T could restrict us from paying distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financings and Borrowings – Revolving Line of Credit, Recourse.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our Interests pursuant to the offering or to participate in any future offering of our Interests, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our limited partners a per Interest estimated value of our Interests, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Interest values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Interests.  For these purposes, the estimated value of our Interests is deemed to be $795.53 per Interest as of December 31, 2013. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Interests is based on the estimated amount that a holder of an Interest would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the partners upon liquidation. To estimate the amount that our partners would receive upon such liquidation, we calculated the sum of: (i) the greater of the net book value or the fair market value of our notes receivable, finance leases, and operating leases, as determined by the most recent third-party appraisals we have obtained for certain assets (ii) the fair market value of our equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Investment Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Interests outstanding.

The foregoing valuation is an estimate only.  The appraisals that we obtained and the methodology utilized by our Investment Manager in estimating our per Interest value are subject to various limitations and are based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are externally managed were applied to our estimated per Interest valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Interests or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Interests at this time and none is expected to develop, there can be no assurance that limited partners could receive $795.53 per Interest if such a market did exist and they sold their Interests or that they will be able to receive such amount for their Interests in the future. Furthermore, there can be no assurance:

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

•         that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•         that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of our Interests.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Interests for the ERISA and FINRA purposes described above and, therefore, the $795.53 per Interest does not reflect the amount that a limited partner would currently receive under our repurchase plan.  In addition, there can be no assurance that a limited partner will be able to redeem its Interests under our repurchase plan.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,		Period from July 28, 2011 (Initial Closing Date) through
	2013	2012	December 31, 2011
Total revenue	$31,328,465	$9,035,237	$359,298
Net income (loss) attributable to Fund Fifteen	$7,068,854	$(2,275,472)	$(1,141,290)
Net income (loss) attributable to Fund Fifteen allocable to limited
partners	$6,998,166	$(2,252,717)	$(1,129,877)
Net income (loss) attributable to Fund Fifteen allocable to General
Partner	$70,688	$(22,755)	$(11,413)
Weighted average number of limited partnership interests outstanding	186,434	96,189	14,085
Net income (loss) attributable to Fund Fifteen per weighted average
limited partnership interest outstanding	$37.54	$(23.42)	$(80.22)
Distributions to limited partners	$14,566,524	$6,889,182	$310,592
Distributions per weighted average limited partnership interest
outstanding	$78.13	$71.62	$22.05
Distributions to General Partner	$147,137	$69,588	$3,137

	Year Ended December 31,
	2013	2012	2011	2010
Total assets	$277,768,205	$208,274,347	$31,436,470	$1,001
Non-recourse long-term debt	$96,310,220	$69,250,000	$-	$-
Partners' equity	$156,675,782	$123,527,101	$26,636,467	$1,001

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Our General Partner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

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

Our Investment Manager believes the U.S. economy is likely to continue its gradual recovery, with the pace of economic growth increasing through 2014 due to factors such as the rate of employment expansion and greater certainty with respect to U.S. tax and budget policies.

Significant Transactions

We engaged in the following significant transactions from the Initial Closing Date through December 31, 2013:

Notes Receivable

•         On October 27, 2011, we made a term loan in the amount of $6,850,000 to NTS as part of a $7,500,000 term loan facility. The loan bears interest at 12.75% per year and matures in July 2017. On June 22, 2012, we increased our loan facility with NTS by making an additional $1,540,000 term loan. The loan bears interest at 12.75% per year and is for a period of 60 months. On September 27, 2012, we made an additional term loan to NTS in the amount of $1,127,500.  The loan bears interest at 12.75% per year and is for a period of 57 months.  The loans are secured by, among other things, a first priority security interest in equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers.

•         On November 22, 2011, we made a term loan to Ensaimada in the amount of $5,298,947. The loan bears interest at 17% per year and matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by N&P Shipping Co. (“N&P”), the parent company of Ensaimada, and one of N&P’s shareholders.

•         On February 3, 2012, we made a term loan in the amount of $7,250,000 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”) as part of a $37,000,000 term loan facility.  The loan bore interest at 15% per year and was for a period of 60 months.  The loan was secured by a first priority security interest in all of Revstone’s assets, including a mortgage on real property, which were valued at approximately $69,282,000 on the date the transaction occurred. In addition, we agreed to make a secured capital expenditure loan (the “CapEx Loan”).  Between April and October 2012, Revstone borrowed approximately $1,153,000 in connection with the CapEx Loan.  The CapEx Loan bore interest at 17% per year and was to mature on March 1, 2017.  The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral. On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $8,394,000, which included a prepayment fee of approximately $396,000, which was recognized as additional finance income.

•         On February 29, 2012, we made a term loan in the amount of $2,000,000 to VAS as part of a $42,755,000 term loan facility. The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 33 months. The loan is secured by a second priority security interest in all of VAS’s assets, which were valued at approximately $165,881,000 on the date the transaction occurred.

•         On March 9, 2012, we made a term loan in the amount of $5,000,000 to Kanza. The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a credit loss reserve of $1,960,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $97,000 for the year ended December 31, 2012. During the year ended December 31, 2013, we recorded an additional credit loss reserve of approximately $13,000 based on cash proceeds of approximately $503,000 received from the sale of the collateral. No finance income was recognized on the impaired loan during the year ended December 31, 2013.  As of December 31, 2013, we fully reserved the remaining balance of the loan of $1,972,530. We continue to pursue all legal remedies to obtain payment.

•         On July 10, 2012, we made a term loan in the amount of $5,750,000 to Vintage Partners, LLC (“Vintage Partners”). The loan bore interest at 15% per year and was for a period of 60 months.  The loan was secured by, among other things, a first priority security interest in two containership vessels. On July 10, 2013, Vintage Partners satisfied its obligation related to the secured term loan by making a prepayment of approximately $5,690,000, comprised of all outstanding principal and paid-in-kind and unpaid interest. As a result, we recognized additional finance income of approximately $49,000.

•         On July 24, 2012, we made a secured term loan in the amount of $2,500,000 to Frontier as part of a $5,000,000 term loan facility. The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable, which were valued at approximately $38,925,000 on the date the transaction occurred. On October 11, 2013, Frontier made a partial prepayment of approximately $433,000, which included a prepayment fee of approximately $45,000, which was recognized as additional finance income.

•         On September 10, 2012, a joint venture owned by us and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity also managed by our Investment Manager (“Fund Fourteen”), made a term loan in the amount of $12,410,000 to Superior as part of a $17,000,000 term loan facility. The loan bears interest at 12% per year and is for a period of 60 months.  The loan is secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory, which were collectively valued at approximately $32,387,000 on the date the transaction occurred. On December 31, 2012, we contributed capital of approximately $2,500,000 to the joint venture, inclusive of acquisition fees, resulting in a reallocation of the percentage ownership interests in the joint venture to 20% by us and 80% by Fund Fourteen.  Immediately thereafter, we exchanged our 20% ownership interest in the joint venture for our proportionate share of the loan that was previously held by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No gain or loss was recorded as a result of this transaction.

•         On October 4, 2012, we made a term loan in the amount of $7,000,000 to Ocean Product as part of a $41,000,000 term loan facility. The loan bears interest at 15% per year and is for a period of 60 months.  The loan is secured by, among other things, a second priority security interest in three product tanker vessels.

•         On December 17, 2012, we made a term loan in the amount of $5,800,000 to Platinum Energy Solutions, Inc. and Platinum Pressure Pumping, Inc. (collectively “Platinum”) as part of a $15,000,000 term loan facility.  The loan bore interest at the one-month London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% and was for a period of 48 months.  The loan was secured by, among other things, a first priority security interest in Platinum’s existing and thereafter acquired assets, which were valued at approximately $69,000,000 on the date the transaction occurred.  The assets included heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well hydraulic fracturing, cleaning and servicing.  On October 4, 2013, Platinum satisfied its obligation related to the secured term loan by making a prepayment of approximately $5,853,000. We recognized a loss of approximately $385,000 due to the write-off of initial direct costs.

•         On March 1, 2013, we made a secured term loan in the amount of $7,200,000 to Heniff as part of a $12,000,000 secured term loan facility. The loan bears interest at 12.25% per year and is for a period of 42 months. The loan is secured by, among other things, a second priority security interest in Heniff’s assets, including tractors and stainless steel tank trailers, which were valued at approximately $44,810,000 on the date the transaction occurred. The value of the collateral on the date the transaction occurred exceeded the total amount of the first and second liens.

•         On April 5, 2013, we made a secured term loan in the amount of $13,500,000 to LSC as part of an $18,000,000 facility. The loan bears interest at 13.5% per year and matures on August 1, 2018. The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory, which were valued in aggregate at approximately $52,030,000 on the date the transaction occurred. On December 11, 2013, LSC made a partial prepayment of approximately $4,725,000, which included a prepayment fee of $225,000,  which was recognized as additional finance income.

•         On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), each an entity also managed by our Investment Manager, purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered. The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was approximately $12,297,000.

•         On July 12, 2013, we made a secured term loan in the amount of £4,000,000 (US$6,001,200) to Quattro. The loan bears interest at 15% per year and is for a period of 36 months. The loan is secured by a second priority security interest in all of Quattro’s rail support construction equipment, any other existing or future assets owned by Quattro, and its accounts receivable, which were valued in aggregate at approximately £27,576,000 (US$41,368,000) on the date the transaction occurred.

•         On September 25, 2013, we, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt, of which our share is $1,800,000 (the “Partnership Loan”). The Partnership Loan bears interest at 15.5% per year and matures on December 31, 2018. The Loan is secured by a first priority security interest in Asphalt’s vessel, which was valued at $21,600,000 on the date the transaction occurred, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest will first be provided to the third-party creditor and then to us.

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

•         On October 29, 2013, we, together with a third-party creditor, made a superpriority, secured term loan (the “Bridge Loan”) to Green Field, of which our share was $7,500,000. The Bridge Loan matured in 45 days, bore interest at LIBOR plus 10% and was secured by a superpriority security interest in all of Green Field’s assets. On November 26, 2013, our $7,500,000 portion of the Bridge Loan was rolled into a secured term loan (the “Term Loan”) to Green Field.  The Term Loan matures in 9 months, bears interest at LIBOR plus 10% and is secured by a superpriority interest in all of Green Field’s assets. Subsequent to December 31, 2013, Green Field satisfied its obligations in connection with the Term Loan.

Oil field Services Equipment

•     On February 15, 2013, we, through a joint venture owned 58% by us, 38% by Fund Fourteen and 4% by ICON ECI Partners, L.P., an entity also managed by our Investment Manager (“ECI Partners”), purchased onshore oil field services equipment from Go Frac for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for approximately $165,000, which was leased back to Go Frac for a period of 45 months, expiring on April 30, 2017.  Our contribution to the joint venture was approximately $5,330,000. On December 30, 2013, the joint venture assigned the remaining 35 and 40 monthly rental payments totaling $7,028,793 due to the joint venture from Go Frac to Element Financial Corp. (“Element”) in exchange for Element making a $6,464,372 non-recourse loan to the joint venture. The non-recourse loan bears interest at a fixed rate of 6.0% and matures on April 30, 2017.

Marine Vessels

•         On December 19, 2011, we, through a joint venture owned 60% by us and 40% by Fund Fourteen, agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel was to be the lesser of $25,000,000 and the fair market value of the vessel as determined before the vessel’s delivery date. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Maritime for a period of nine years to commence on the delivery date of the vessel. The vessel was delivered on June 4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. For the purpose of purchasing the Lewek Ambassador, the joint venture was initially capitalized using a combination of debt and equity. As of December 31, 2013, the joint venture has recorded notes payable to us and Fund Fourteen in the amount of $3,862,916 and $2,575,278, respectively. The notes bear interest at 17% per year and mature on June 4, 2019.

•         On December 20, 2012, we, through a joint venture owned 80% by us and 20% by Fund Fourteen, purchased a car carrier vessel, the Hoegh Copenhagen. The vessel was acquired for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller’s credit.  Simultaneously, the Hoegh Copenhagen was bareboat chartered to Hoegh Autoliners for a period of eight years. The seller’s credit was recorded on a discounted basis within accrued expenses and other liabilities on our consolidated balance sheets and is being accreted to its stated value as interest expense over its term.

•         On April 2, 2013, we, through two joint ventures each owned 55% by us and 45% by Fund Fourteen, purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from wholly-owned subsidiaries of Ardmore. Simultaneously, the vessels were bareboat chartered back to the Ardmore subsidiaries for a period of five years.  The aggregate purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. Our contribution to the joint venture was approximately $5,204,000.

Mining Equipment

•         On June 29, 2012, we, through a joint venture owned 94.2% by us and 5.8% by ECI Partners, purchased certain mining equipment for approximately $8,582,000 that is subject to lease with Murray.  The lease is for a period of 39 months, which expires on October 1, 2015.

•         On August 3, 2012, we, through a joint venture owned 96% by us and 4% by ECI Partners, purchased mining equipment for approximately $10,519,000. The equipment is subject to a 39-month lease with Murray that expires on October 31, 2015.  On September 9, 2013, the joint venture assigned the remaining 25 monthly rental payments totaling $6,812,019 due to the joint venture from Murray to People’s Capital and Leasing Corp. in exchange for People’s Capital making a $6,413,574 non-recourse loan to the joint venture which matures on October 1, 2015 and bears interest at a rate of 5.75% per year.

Telecommunications Equipment

•         On June 9, 2011, a joint venture owned by us and Fund Fourteen purchased approximately $6,359,000 of telecommunications equipment and simultaneously leased the equipment to Global Crossing. The base term of the lease schedule is for a period of 36 months, commencing on July 1, 2011. On August 11, 2011, we contributed approximately $1,836,000 of capital, inclusive of acquisition fees, resulting in a reallocation of the percentage ownership interests in the joint venture to 29.2% by us and 70.8% by Fund Fourteen. On October 20, 2011, we exchanged our 29.2% ownership interest in the joint venture for our proportionate share of the lease schedules that were previously owned by the joint venture. Upon the completion of the exchange, the joint venture was terminated. No material gain or loss was recorded as a result of this transaction.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2013 and 2012 and the period from the Initial Closing Date through December 31, 2011, we paid acquisition fees to our Investment Manager in the aggregate amount of approximately $7,185,000, $5,137,000 and $1,464,000, respectively.

Subsequent Events

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by ICON ECI Fund Sixteen, an entity also managed by our Investment Manager (“Fund Sixteen”), purchased mining equipment which was simultaneously leased to Blackhawk Mining, LLC for 48 months. The aggregate purchase price for the equipment was funded by approximately $17,860,000 in cash and $7,500,000 of non-recourse long-term debt.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•               Lease classification and revenue recognition;

•               Asset impairments;

•               Depreciation;

•               Notes receivable and revenue recognition; and

•               Credit quality of notes receivable and finance leases and credit loss reserve;

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimate residual value is a critical component of and can directly influence the determination as to whether a lease is classified as an operating or a finance lease.

Our Investment Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivables not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

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

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of operations.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers.  A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Investment Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing note receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the asset underlying the note when note repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a loan in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the loan.

Results of Operations for the Year Ended December 31, 2013 (“2013”) and 2012 (“2012”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets, finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2013		2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - product tankers	$31,262,890	23%	$-	-
Oil field services equipment	28,259,026	21%	9,091,278	13%
Platform supply vessel	22,135,705	16%	23,919,037	35%
Telecommunications equipment	10,165,395	8%	10,810,636	16%
Lubricant manufacturing and blending equipment	9,430,935	7%	-	-
Vessel - tanker	7,612,365	6%	7,775,276	11%
Trailers	7,105,225	5%	-	-
Marine - asphalt carrier	6,825,681	5%	-	-
Marine - dry bulk vessels	5,752,690	4%	5,909,523	9%
Metal pipe and tube manufacturing equipment	2,526,063	2%	2,546,245	4%
Rail support construction equipment	1,931,228	2%	515,354	1%
Aircraft parts	1,687,868	1%	1,937,546	3%
Marine - container vessels	-	-	5,758,761	8%
	$134,695,071	100%	$68,263,656	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During 2013 and 2012, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2013	2012
Gallatin Marine Management, LLC	Platform supply vessel	22%	27%
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	11%	-
NTS Communications, Inc.	Telecommunications equipment	10%	17%
Ensaimada S.A.	Marine - dry bulk vessels	7%	13%
Contech Castings, LLC (Revstone)	Automotive manufacturing equipment	-	21%
		50%	78%

Interest income from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2013		2012
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - container vessels	$76,405,717	76%	$81,481,453	82%
Mining equipment	13,033,237	13%	17,391,339	18%
Oil field services equipment	10,849,919	11%	-	-
	$100,288,873	100%	$98,872,792	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During 2013, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2013	2012
Hoegh Autoliners Shipping AS	Marine - container vessels	55%	11%
Murray Energy Corporation	Mining equipment	33%	89%
Go Frac, LLC	Oilfield services equipment	12%	-
		100%	100%

Revenue for 2013 and 2012 is summarized as follows:

	Years Ended December 31,
	2013	2012	Change
Finance income	$11,724,893	$5,912,839	$5,812,054
Rental income	17,998,257	3,085,624	14,912,633
Income from investment in joint venture	840,389	-	840,389
Other income	764,926	36,774	728,152
Total revenue	$31,328,465	$9,035,237	$22,293,228

Total revenue for 2013 increased $22,293,228, or 246%, as compared to 2012. The increase in finance income was due to entering into fourteen new notes receivable and three new finance leases during or subsequent to 2012. The increase in rental income was due to entering into four new operating leases during or subsequent to 2012. The increase in income from investment in joint venture was due to our investment in a noncontrolling interest in a joint venture in 2013. The increased investing activity was a direct result of utilizing the proceeds from the sale of our Interests which continued through June 6, 2013.

Expenses for 2013 and 2012 are summarized as follows:

	Years Ended December 31,
	2013	2012	Change
Management fees	$1,379,888	$610,423	$769,465
Administrative expense reimbursements	4,435,631	4,362,097	73,534
General and administrative	1,236,036	1,002,665	233,371
Interest	4,849,425	1,166,346	3,683,079
Depreciation	10,840,551	2,167,417	8,673,134
Credit loss	12,530	1,984,044	(1,971,514)
Total expenses	$22,754,061	$11,292,992	$11,461,069

Total expenses for 2013 increased $11,461,069, or 101%, as compared to 2012. The increase primarily related to an increase in depreciation expense on equipment acquired pursuant to four new operating leases we entered into during or subsequent to 2012 and an increase in interest on our additional non-recourse long-term debt. Management fees, general and administrative expense, and administrative expense reimbursements have increased due to the increase in size of our investment portfolio in 2013. These increases were partially offset by a decrease in credit loss in 2013 as compared to 2012 related to Kanza.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $1,487,833, from $17,717 in 2012 to $1,505,550 in 2013. The increase was primarily due to net income related to our joint ventures with Fund Fourteen, which invested in three new finance leases and two new operating leases, and our joint ventures with ECI Partners, which invested in three new operating leases, during or subsequent to 2012.

Net Income (Loss) Attributable to Fund Fifteen

As a result of the foregoing factors, the net income (loss) attributable to us for 2013 and 2012 was $7,068,854 and $(2,275,472), respectively. The net income (loss) attributable to us per weighted average Interest outstanding for 2013 and 2012 was $37.54 and $(23.42), respectively.

Results of Operations for the Year Ended December 31, 2012 (“2012”) and the Period from the Initial Closing Date through December 31, 2011 (“2011”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods.  Further, these percentages are only representative of the percentage of the carrying value of such assets, finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2012		2011
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Platform supply vessel (a)	$23,919,037	35%	$9,625,000	40%
Telecommunications equipment	10,810,636	16%	8,629,365	35%
Vessel - tanker	7,775,276	11%	-	-
Oil field services equipment	6,279,246	9%	-	-
Marine - dry bulk vessels	5,909,523	9%	6,066,786	25%
Marine - container vessels	5,758,761	8%	-	-
Oil field services equipment	2,812,032	4%	-	-
Metal pipe and tube manufacturing equipment	2,546,245	4%	-	-
Aircraft parts	1,937,546	3%	-	-
Rail support construction equipment	515,354	1%	-	-
	$68,263,656	100%	$24,321,151	100%

(a) A platform supply vessel classified as part of leased equipment as of December 31, 2011 was reclassified into net investment in finance leases during 2012.

 The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

     During 2012 and 2011, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2012	2011
Gallatin Marine Management, LLC	Platform supply vessel	27%	-
Contech Castings, LLC (Revstone)	Automotive manufacturing equipment	21%	-
NTS Communications, Inc.	Telecommunications equipment	17%	53%
Ensaimada S.A.	Marine - dry bulk vessels	13%	28%
Global Crossing Telecommunications, Inc.	Telecommunications equipment	4%	19%
		82%	100%

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

During 2012, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2012
Murray Energy Corporation	Mining equipment	89%
Hoegh Autoliners Shipping AS	Marine - container vessels	11%
		100%

Revenue for 2012 and 2011 is summarized as follows:

	Year Ended December 31,	Period from July 28, 2011 (Initial Closing Date) through December 31,
	2012	2011	Change
Finance income	$5,912,839	$294,664	$5,618,175
Rental income	3,085,624	-	3,085,624
Income from investment in joint venture	-	57,082	(57,082)
Other income	36,774	7,552	29,222
Total revenue	$9,035,237	$359,298	$8,675,939

Total revenue for 2012 increased $8,675,939, or 2,415%, as compared to 2011. The increase in finance income was due to entering into eight new notes receivable and one new finance lease in 2012. The increase in rental income was due to entering into three new operating leases in 2012.

Expenses for 2012 and 2011 are summarized as follows:

	Year Ended December 31,	Period from July 28, 2011 (Initial Closing Date) through December 31,
	2012	2011	Change
Management fees	$610,423	$12,696	$597,727
Administrative expense reimbursements	4,362,097	1,109,362	3,252,735
General and administrative	1,002,665	294,905	707,760
Interest	1,166,346	42,944	1,123,402
Depreciation	2,167,417	-	2,167,417
Credit loss	1,984,044	-	1,984,044
Other	-	61,345	(61,345)
Total expenses	$11,292,992	$1,521,252	$9,771,740

Total expenses for 2012 increased $9,771,740, or 642%, as compared to 2011. The increase primarily related to (i) an increase in depreciation expense on equipment acquired pursuant to three new operating leases, (ii) an increase in credit loss related to Kanza and (iii) an increase in interest on our additional non-recourse long-term debt. General and administrative expense, management fees, and administrative expense reimbursements have increased due to the increase in size of our investment portfolio in 2012.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $38,381, from a loss of $20,664 in 2011 to income of $17,717 in 2012. The increase was primarily due to net income related to our joint ventures with ECI Partners, which invested in two new operating leases in 2012.

Net Loss Attributable to Fund Fifteen

As a result of the foregoing factors, the net loss attributable to us for 2012 and 2011 was $2,275,472 and $1,141,290, respectively. The net loss attributable to us per weighted average Interest outstanding for 2012 and 2011 was $23.42 and $80.22, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2013 compared to December 31, 2012.

Total Assets

Total assets increased $69,493,858, from $208,274,347 at December 31, 2012 to $277,768,205 at December 31, 2013. The increase in total assets was primarily the result of (i) cash proceeds received from the sale of Interests, (ii) additional non-recourse long-term debt and (iii) contributions to joint ventures by noncontrolling interests. The cash proceeds and non-recourse long-term debt were used to invest in six new notes receivable, two new finance leases, one new operating lease and one new joint venture in 2013. The increase was partially offset by distributions made to partners.

Total Liabilities

Total liabilities increased $31,617,342, from $78,351,878 at December 31, 2012 to $109,969,220 at December 31, 2013. The increase was primarily the result of additional non-recourse long-term debt incurred in 2013 related to our investments in two new vessels and certain mining equipment.

Equity

Equity increased $37,876,516, from $129,922,469 at December 31, 2012 to $167,798,985 at December 31, 2013. The increase was primarily related to (i) cash proceeds received from the sale of Interests, (ii) net income generated in 2013 and (iii) contributions by noncontrolling interests, which were partially offset by distributions paid to our partners and noncontrolling interests and sales and offering expenses incurred in 2013.

Liquidity and Capital Resources

Summary

At December 31, 2013 and 2012, we had cash of $24,297,314 and $37,990,933, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of December 31, 2013, the cash reserve was $983,445. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control. See “Item 1A. Risk Factors.”

We have used the net proceeds of the offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.  We have sought and continue to seek to acquire a portfolio of Capital Assets that is comprised of transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of certain Capital Assets or interests therein at the maturity of the investment, or (c) a combination of both.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. At December 31, 2013, we had $8,301,424 available under a revolving line of credit, pursuant to the borrowing base, to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

From the commencement of our offering period on June 6, 2011 through the completion of our offering on June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. From the commencement of our offering period through June 6, 2013, we paid sales commissions to third parties of $13,103,139 and dealer-manager fees to ICON Securities of $5,749,021.  In addition, organizational and offering expenses of $2,730,919 were paid or incurred by us, our General Partner or its affiliates during this period.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,		Period from July 28, 2011 (Initial Closing Date) through
	2013	2012	December 31, 2011
Net cash provided by (used in):
Operating activities	$21,013,872	$2,175,580	$(863,372)
Investing activities	(69,641,167)	(88,845,198)	(24,328,446)
Financing activities	34,933,676	119,276,573	30,574,795
Net (decrease) increase in cash	$(13,693,619)	$32,606,955	$5,382,977

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities increased $18,838,292, from $2,175,580 in 2012 to $21,013,872 in 2013. The increase was primarily related to increased rental payments received on our operating leases and interest received on our notes receivable and finance leases, partially offset by increased payments made for administrative expense reimbursements and management fees to our Investment Manager and interest on third-party non-recourse long-term debt in 2013.

Investing Activities

Cash used in investing activities decreased $19,204,031, from $88,845,198 in 2012 to $69,641,167 in 2013. The decrease primarily related to the use of less cash to purchase equipment and an increase in receipt of principal on notes receivable and finance leases in 2013, partially offset by the use of more cash to invest in notes receivable and a joint venture in 2013.

Financing Activities

Cash provided by financing activities decreased $84,342,897, from $119,276,573 in 2012 to $34,933,676 in 2013. The decrease primarily related to (i) a decrease in receipt of proceeds from the sale of Interests resulting from our offering period ending on June 6, 2013, (ii) a decrease in receipt of proceeds from non-recourse long-term debt, (iii) an increase in principal repayments of long-term debt and (iv) an increase in distributions paid to partners and noncontrolling interests.  These decreases were partially offset by a reduction of sales and offering expenses and an increase in contributions to joint ventures by noncontrolling interests.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2013 of $96,310,220 related to the vessels, the Lewek Ambassador, the Hoegh Copenhagen, the Ardmore Capella and the Ardmore Calypso, and certain mining and oil field services equipment. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets would be returned to the lender in extinguishment of that debt.

At December 31, 2013, we were in compliance with all covenants related to our non-recourse long-term debt.

Revolving Line of Credit, Recourse

On May 10, 2011, we entered into an agreement with CB&T for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The Facility was extended through March 31, 2015 and increased to $10,000,000. The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2013, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At December 31, 2013, we had $8,301,424 available under the Facility pursuant to the borrowing base.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We made distributions of $147,137, $69,588 and $3,137 to our General Partner in 2013, 2012 and 2011, respectively. We made distributions to our limited partners in the amount of $14,566,524, $6,889,182 and $310,592 in 2013, 2012 and 2011, respectively. We made distributions to our noncontrolling interests in the amount of $5,112,316, $350,791 and $0 in 2013, 2012 and 2011, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2013.

At December 31, 2013, we had non-recourse and other debt obligations. The lender has a security interest in the majority of the equipment collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the equipment. If the lessee defaults on the lease, the equipment would be returned to the lender in extinguishment of the non-recourse debt. At December 31, 2013 and 2012, our outstanding non-recourse long-term indebtedness was $96,310,220 and $69,250,000, respectively.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2013:

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter

Non-recourse debt	$96,310,220	$13,863,483	$24,472,463	$30,224,274	$27,750,000
Non-recourse interest	17,332,451	4,275,701	6,580,693	4,300,304	2,175,753
Seller's credit	8,200,000	-	-	-	8,200,000
	$121,842,671	$18,139,184	$31,053,156	$34,524,578	$38,125,753

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. At December 31, 2013 and 2012, we had restricted cash of approximately $1,202,000 and $500,000 respectively, which is presented within other assets in our consolidated balance sheets.

We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligation related to this agreement is approximately $126,000 at December 31, 2013.

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases and most of our notes receivable contain fixed interest rates. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

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

Our exposure to market risk relates primarily to our fixed-rate notes receivable, fixed-rate non-recourse long-term debt, and seller’s credit. As of December 31, 2013, the principal balance on our fixed-rate notes receivable was $76,531,848.  As of December 31, 2013, the principal balance on our fixed-rate non-recourse long-term debt was $74,470,220.  As of December 31, 2013, principal balance on our seller’s credit was $5,953,971.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of cash flows may be subjective and based on estimates. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate notes receivable, fixed-rate non-recourse long-term debt, and seller’s credit would warrant as of December 31, 2013, are indicative of the interest rate environment as of December 31, 2013, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit to be $76,912,548, $74,374,077 and $5,401,553, respectively, as of December 31, 2013.

With respect to the Facility, which is subject to a variable interest rate, we have no outstanding amounts as of December 31, 2013.  Our Investment Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not expect any adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

We manage our exposure to equipment and residual risk by monitoring the markets in which our equipment is located and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Partners

ICON ECI Fund Fifteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON ECI Fund Fifteen, L.P. (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2013 and for the period from July 28, 2011 (Initial Closing Date) through December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership‘s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON ECI Fund Fifteen, L.P. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 and for the period from July 28, 2011 (Initial Closing Date) through December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

March 18, 2014

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Cash	$24,297,314	$37,990,933
Net investment in notes receivable	80,709,528	43,136,956
Leased equipment at cost (less accumulated depreciation of
$13,007,968 and $2,167,417, respectively)	100,288,873	98,872,792
Net investment in finance leases	53,985,543	25,126,700
Investment in joint venture	13,142,459	-
Deferred charges	-	832,164
Other assets	5,344,488	2,314,802
Total assets	$277,768,205	$208,274,347
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$96,310,220	$69,250,000
Due to General Partner and affiliates, net	2,940,943	3,041,918
Accrued expenses and other liabilities	10,718,057	6,059,960
Total liabilities	109,969,220	78,351,878

Commitments and contingencies (Note 13)

Equity:
Partners' equity:
Limited partners	156,859,123	123,633,993
General Partner	(183,341)	(106,892)
Total partners' equity	156,675,782	123,527,101
Noncontrolling interests	11,123,203	6,395,368
Total equity	167,798,985	129,922,469
Total liabilities and equity	$277,768,205	$208,274,347

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,		Period from July 28, 2011 (Initial Closing Date) through December 31, 2011
	2013	2012
Revenue:
Finance income	$11,724,893	$5,912,839	$294,664
Rental income	17,998,257	3,085,624	-
Income from investment in joint venture	840,389	-	57,082
Other income	764,926	36,774	7,552
Total revenue	31,328,465	9,035,237	359,298

Expenses:
Management fees	1,379,888	610,423	12,696
Administrative expense reimbursements	4,435,631	4,362,097	1,109,362
General and administrative	1,236,036	1,002,665	294,905
Interest	4,849,425	1,166,346	42,944
Depreciation	10,840,551	2,167,417	-
Credit loss	12,530	1,984,044	-
Other	-	-	61,345
Total expenses	22,754,061	11,292,992	1,521,252
Net income (loss)	8,574,404	(2,257,755)	(1,161,954)
Less: net income (loss) attributable to noncontrolling interests	1,505,550	17,717	(20,664)
Net income (loss) attributable to Fund Fifteen	$7,068,854	$(2,275,472)	$(1,141,290)

Net income (loss) attributable to Fund Fifteen allocable to:
Limited partners	$6,998,166	$(2,252,717)	$(1,129,877)
General Partner	70,688	(22,755)	(11,413)
	$7,068,854	$(2,275,472)	$(1,141,290)

Weighted average number of limited partnership interests outstanding	186,434	96,189	14,085

Net income (loss) attributable to Fund Fifteen per weighted average limited
partnership interest outstanding	$37.54	$(23.42)	$(80.22)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	partners	Partner	Equity	Interests	Equity
Balance, July 28, 2011	1	$1,000	$1	$1,001	$-	$1,001

Net loss	-	(1,129,877)	(11,413)	(1,141,290)	(20,664)	(1,161,954)
Redemption of limited partnership
interest	(1)	(1,000)	-	(1,000)	-	(1,000)
Proceeds from sale of limited
partnership interests	31,529	31,466,931	-	31,466,931	-	31,466,931
Sales and offering expenses	-	(3,375,446)	-	(3,375,446)	-	(3,375,446)
Distributions	-	(310,592)	(3,137)	(313,729)	-	(313,729)
Investments by noncontrolling interests	-	-	-	-	1,050,000	1,050,000
Balance, December 31, 2011	31,529	26,651,016	(14,549)	26,636,467	1,029,336	27,665,803

Net (loss) income	-	(2,252,717)	(22,755)	(2,275,472)	17,717	(2,257,755)
Proceeds from sale of limited
partnership interests	119,443	118,974,590	-	118,974,590	-	118,974,590
Sales and offering expenses	-	(12,849,714)	-	(12,849,714)	-	(12,849,714)
Distributions	-	(6,889,182)	(69,588)	(6,958,770)	(350,791)	(7,309,561)
Investments by noncontrolling interests	-	-	-	-	5,699,106	5,699,106
Balance, December 31, 2012	150,972	123,633,993	(106,892)	123,527,101	6,395,368	129,922,469

Net income	-	6,998,166	70,688	7,068,854	1,505,550	8,574,404
Proceeds from sale of limited
partnership interests	46,625	46,247,313	-	46,247,313	-	46,247,313
Sales and offering expenses	-	(5,357,916)	-	(5,357,916)	-	(5,357,916)
Redemption of limited partnership
interests	(108)	(95,909)	-	(95,909)	-	(95,909)
Distributions	-	(14,566,524)	(147,137)	(14,713,661)	(5,112,316)	(19,825,977)
Investments by noncontrolling interests	-	-	-	-	8,334,601	8,334,601
Balance, December 31, 2013	197,489	$156,859,123	$(183,341)	$156,675,782	$11,123,203	$167,798,985

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,		Period from July 28, 2011 (Initial Closing Date) through
	2013	2012	December 31, 2011
Cash flows from operating activities:
Net income (loss)	$8,574,404	$(2,257,755)	(1,161,954)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Finance income	2,066,048	535,512	17,168
Income from investment in joint venture	(840,389)	-	(57,082)
Rental income paid directly to lenders by lessees	(544,961)	-	-
Interest expense from amortization of debt financing costs	228,576	60,407	6,609
Depreciation	10,840,551	2,167,417	-
Interest expense on non-recourse financing paid directly to lenders by
lessees	58,844	-	-
Interest expense, other	284,770	14,539	-
Credit loss	12,530	1,984,044	-
Paid-in-kind interest	132,820	285,057	-
Foreign exchange gain	(591,095)	-	-
Changes in operating assets and liabilities:
Distributions from joint venture	-	-	57,082
Other assets	(3,157,531)	(1,081,893)	(490,103)
Deferred revenue	121,033	14,033	-
Due to General Partner and affiliates, net	(126,043)	139,362	415,073
Accrued expenses and other liabilities	3,954,315	314,857	349,835
Net cash provided by (used in) operating activities	21,013,872	2,175,580	(863,372)
Cash flows from investing activities:
Purchase of equipment	(22,034,131)	(57,605,291)	(9,625,000)
Investment in joint ventures	(12,302,070)	(2,546,245)	(1,835,843)
Distributions received from joint venture in excess of profit	-	-	101,674
Principal received on finance leases	3,419,495	1,347,637	67,446
Investment in notes receivable	(56,740,141)	(41,253,969)	(13,036,723)
Principal received on notes receivable	18,015,680	11,212,670	-
Net cash used in investing activities	(69,641,167)	(88,845,198)	(24,328,446)
Cash flows from financing activities:
Redemption of limited partnership interests	(95,909)	-	(1,000)
Proceeds from non-recourse long-term debt	12,877,946	17,500,000	-
Repayment of non-recourse long-term debt	(8,081,609)	(1,250,000)	-
Proceeds from note payable issued by joint venture	-	-	2,800,000
Repayment of note payable issued by joint venture	-	(642,600)	-
Sale of limited partnership interests	46,247,313	118,974,590	31,466,931
Sales and offering expenses paid	(4,282,689)	(11,491,157)	(3,078,311)
Deferred charges paid	(240,000)	(1,114,151)	(1,350,000)
Investment by noncontrolling interests	8,334,601	5,581,606	1,050,000
Distributions to noncontrolling interests	(5,112,316)	(350,791)	-
Debt financing costs paid	-	(971,250)	-
Distributions to partners	(14,713,661)	(6,959,674)	(312,825)
Net cash provided by financing activities	34,933,676	119,276,573	30,574,795
Net (decrease) increase in cash	(13,693,619)	32,606,955	5,382,977
Cash, beginning of year	37,990,933	5,383,978	1,001
Cash, end of year	$24,297,314	$37,990,933	5,383,978

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,		Period from July 28, 2011 (Initial Closing Date) through
	2013	2012	December 31, 2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,802,835	$522,181	$-

Supplemental disclosure of non-cash investing and financing activities:
Organizational and offering expenses due to Investment Manager	$-	$23,705	$191,043
Organizational and offering expenses charged to equity	$1,075,227	$1,370,048	$285,644
Dealer-manager fees due to ICON Securities	$-	$-	$11,491
Reclassification of vessel to net investment in finance leases	$-	$9,625,000	$-
Debt financing costs paid by noncontrolling interest	$-	$117,500	$-
Distributions due to General Partner	$-	$-	$904
Exchange of noncontrolling interest in investment in joint venture for net
investment in finance lease	$-	-	1,741,721
Equipment purchased with non-recourse long-term debt paid directly to seller	$22,750,000	$5,678,919	$-
Equipment purchased with subordinated non-recourse financing provided by
seller	$(4,488,041)	$53,000,000	$-
Extinguishment of minimum rents receivable on net investment in finance lease	$4,488,041	$-	$-
Exchange of noncontrolling interest in investment in joint venture for net
investment in note receivable	$-	$2,546,245	$-
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$544,961	$-	$-

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

(1)           Organization

ICON ECI Fund Fifteen, L.P. (the “Partnership”) was formed on September 23, 2010 as a Delaware limited partnership. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the Partnership and its consolidated subsidiaries. Our offering period commenced on June 6, 2011 and ended on June 6, 2013, at which time we entered our operating period. We will continue until December 31, 2025, unless terminated sooner.

With the proceeds from limited partnership interests (“Interests”) sold and the cash generated from our initial investments, we (i) primarily originate or acquire a diverse pool of investments in domestic and international companies, which investments are primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by business-essential equipment and corporate infrastructure (collectively, “Capital Assets”) utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that ICON GP 15, LLC, a Delaware limited liability company and our general partner (the “General Partner”), believes will provide us with a satisfactory, risk-adjusted rate of return, (ii) pay fees and expenses, and (iii) establish a cash reserve.

Our General Partner makes investment decisions on our behalf and manages our business. Additionally, our General Partner has a 1% interest in our profits, losses, distributions and liquidation proceeds.  Our initial capitalization was $1,001, which consisted of $1 from our General Partner and $1,000 from ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. and our investment manager (the “Investment Manager”).  We offered Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allowed limited partners to purchase Interests with distributions received from us and/or certain of our affiliates, subject to certain restrictions.

As of July 28, 2011 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of Interests, at which time we commenced operations. Upon the commencement of operations, we returned the initial capital contribution of $1,000 to our Investment Manager. From June 6, 2011 through June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. During the period from the commencement of our offering through June 6, 2013, we paid the following commissions and fees in connection with our offering of Interests: (i) sales commissions to third parties in the amount of $13,103,139 and (ii) dealer-manager fees in the amount of $5,749,021 to ICON Securities, LLC, formerly known as ICON Securities Corp., an affiliate of our General Partner and the dealer-manager of our offering (“ICON Securities”). In addition, during such period, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,730,919, which were recorded as a reduction of partners’ equity.

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to our General Partner until the aggregate amount of distributions paid to limited partners equals the sum of the limited partners’ aggregate capital contributions, plus an 8% cumulative annual return on their aggregate unreturned capital contributions, compounded daily. After such time, distributions will be allocated 90% to the limited partners and 10% to our General Partner.

(2)      Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

The consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries and other controlled entities.  All intercompany accounts and transactions have been eliminated in consolidation.  In joint ventures where we have a controlling financial interest, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture.  The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

We account for our noncontrolling interests in joint ventures where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  In such cases, our original

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

investments are recorded at cost and adjusted for our share of earnings, losses and distributions.  We account for investments in joint ventures where we have virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, our original investments are recorded at cost and any distributions received are recorded as revenue.  All of our investments in joint ventures are subject to our impairment review policy.

We report noncontrolling interests as a separate component of consolidated equity and net income attributable to the noncontrolling interests is included in consolidated net income. The attribution of net income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations.

Net income (loss) attributable to us per weighted average Interest outstanding is based upon the weighted average number of Interests outstanding during the year.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Our cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits.  We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in other assets on our consolidated balance sheets.

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

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

lived asset exceeds its fair value and recorded in our consolidated statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimate residual value is a critical component of and can directly influence the determination or to whether a lease is classified as an operating or a finance lease.

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivables not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Notes Receivable

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of operations.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers.  A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed in a non-accrual status.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Investment Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing note receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the asset underlying the note when note repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a loan in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the loan.

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We pay acquisition fees to our Investment Manager of 2.50% of the investment made in Capital Assets by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Assets over the amount of the investment, if any.  These costs are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed in our consolidated statements of operations.

Income Taxes

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual partners rather than our business as a whole.  We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest, if any, associated with income taxes are included in general and administrative expense on the consolidated statements of operations.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. We  did not have any material liabilities recorded related to uncertain tax positions nor did we have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

(3)           Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	December 31,
	2013	2012
Principal outstanding	$78,504,378	$42,538,932
Initial direct costs	5,504,320	3,282,650
Deferred fees	(1,326,640)	(724,626)
Credit loss reserve	(1,972,530)	(1,960,000)
Net investment in notes receivable	$80,709,528	$43,136,956

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

On October 27, 2011, we made a term loan to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) in the amount of $6,850,000. The loan bears interest at 12.75% per year and matures in July 2017. On June 22, 2012, we increased the loan facility with NTS by making an additional $1,540,000 term loan. The loan bears interest at 12.75% per year and is for a period of 60 months. On September 27, 2012, we made an additional term loan to NTS in the amount of $1,127,500.  The loan bears interest at 12.75% per year and is for a period of 57 months.  The loans are secured by, among other things, a first priority security interest in equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers.

On November 22, 2011, we made a term loan to Ensaimada S.A. (“Ensaimada”) in the amount of $5,298,947. The loan bears interest at 17% per year and matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by N&P Shipping Co. (“N&P”), the parent company of Ensaimada, and one of N&P’s shareholders.

On February 3, 2012, we made a term loan in the amount of $7,250,000 to subsidiaries of Revstone Transportation, LLC (collectively, “Revstone”).  The loan bore interest at 15% per year and was for a period of 60 months.  The loan was secured by a first priority security interest in all of Revstone’s assets, including a mortgage on real property.  In addition, we agreed to make a secured capital expenditure loan (the “CapEx Loan”).  Between April and October 2012, Revstone borrowed approximately $1,153,000 in connection with the CapEx Loan.  The CapEx Loan bore interest at 17% per year and was to mature on March 1, 2017.  The CapEx Loan was secured by a first priority security interest in automotive manufacturing equipment purchased with the proceeds from the CapEx Loan and a second priority security interest in the term loan collateral.  On November 15, 2012, Revstone satisfied its obligations in connection with the term loan and the CapEx Loan by making a prepayment of approximately $8,394,000, which included a prepayment fee of approximately $396,000, which was recognized as additional finance income.

On February 29, 2012, we made a term loan in the amount of $2,000,000 to VAS Aero Services, LLC (“VAS”).  The loan bears interest at variable rates ranging between 12% and 14.5% per year and is for a period of 33 months. The loan is secured by a second priority security interest in all of VAS’s assets.

On March 9, 2012, we made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. (“Kanza”). The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a credit loss reserve of $1,960,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $97,000 for the year ended December 31, 2012. During the year ended December 31, 2013, we recorded an additional credit loss reserve of approximately $13,000 based on cash proceeds of approximately $503,000 received from the sale of the collateral. No finance income was recognized on the impaired loan during the year ended December 31, 2013.  As of December 31, 2013, we fully reserved the remaining balance of the loan of $1,972,530. We continue to pursue all legal remedies to obtain payment.

On July 10, 2012, we made a term loan in the amount of $5,750,000 to Vintage Partners, LLC.  The loan bore interest at 15% per year and was for a period of 60 months.  The loan was secured by, among other things, a first priority security interest in two containership vessels. On July 10, 2013, Vintage Partners satisfied its obligation related to the secured term loan by making a prepayment of approximately $5,690,000 to us, comprised of all outstanding principal and paid-in-kind and unpaid interest.

On July 24, 2012, we made a secured term loan in the amount of $2,500,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”). The loan bears interest at 14% per year and is for a period of 66 months. The loan is secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable.  On October 11, 2013, Frontier made a partial prepayment of approximately $388,000.  In addition, Frontier paid a prepayment fee of $44,620, which was recognized as additional finance income in our consolidated statements of operations.

On September 10, 2012, a joint venture owned by us and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P., an entity also managed by our Investment Manager (“Fund Fourteen”), made a term loan in the amount of $12,410,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) as part of a $17,000,000 term loan facility. The loan bears interest at 12% per year and is for a period of 60 months.  The loan is secured by, among other things, a first

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory. On December 31, 2012, we contributed capital of approximately $2,500,000 to the joint venture, inclusive of acquisition fees, resulting in a reallocation of the percentage ownership interests in the joint venture to 20% by us and 80% by Fund Fourteen.  Immediately thereafter, we exchanged our 20% ownership interest in the joint venture for our proportionate share of the loan that was previously held by the joint venture.  Upon the completion of the exchange, the joint venture was terminated.  No gain or loss was recorded as a result of this transaction.

On October 4, 2012, we made a term loan in the amount of $7,000,000 to Ocean Product Tankers AS. The loan bears interest at 15% per year and is for a period of 60 months.  The loan is secured by, among other things, a second priority security interest in three product tanker vessels.

On December 17, 2012, we made a term loan in the amount of $5,800,000 to Platinum Energy Solutions, Inc. and Platinum Pressure Pumping, Inc. (collectively “Platinum”). The loan bore interest at the one-month London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% and was for a period of 48 months.  The loan was secured by, among other things, a first priority security interest in Platinum’s existing and thereafter acquired assets.  The assets included heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well hydraulic fracturing, cleaning and servicing. On October 4, 2013, Platinum satisfied its obligation related to the secured term loan by making a prepayment of approximately $5,853,000. We recognized a loss of approximately $385,000, which was recognized as finance income. The loss was due to the write-off of initial direct costs.

On March 1, 2013, we made a secured term loan in the amount of $7,200,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”).  The loan bears interest at 12.25% per year and is for a period of 42 months.  The loan is secured by, among other things, a second priority security interest in Heniff’s assets, including tractors and stainless steel tank trailers.

On April 5, 2013, we made a secured term loan in the amount of $13,500,000 to Lubricating Specialties Company (“LSC”). The loan bears interest at 13.5% per year and matures on August 1, 2018. The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory. On December 11, 2013, LSC made a partial prepayment of $4,500,000 to us. In addition, LSC paid a prepayment fee of $225,000, which was recognized as additional finance income.

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

On September 25, 2013, we, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt Carrier Shipping Company Limited (“Asphalt”), of which our share is $1,800,000 (the “Partnership Loan”). The Partnership Loan bears interest at 15.5% per year and matures on December 31, 2018. The Loan is secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest will first be provided to the third-party creditor and then to us.

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

On October 29, 2013, we, together with a third-party creditor (collectively the “Lenders”), made a superpriority, secured term loan (the “Bridge Loan”) to Green Field Energy Services, Inc. and its affiliates (collectively, “Green Field”), of which our share was $7,500,000. The Bridge Loan matured in 45 days, bore interest at LIBOR plus 10% and was secured by a superpriority security interest in all of Green Field’s assets. On November 26, 2013, our $7,500,000 portion of the Bridge Loan was rolled into a secured term loan (the “Term Loan”) to Green Field.  The Term Loan matures in 9 months, bears interest at LIBOR plus 10% and is secured by a superpriority security interest in all of Green Field’s assets. Subsequent to December 31, 2013, Green Field satisfied its obligations in connection with the Term Loan.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2013	2012
Marine vessels	$81,651,931	$81,651,931
Mining equipment	19,388,278	19,388,278
Oil field services equipment	12,256,632	-
Leased equipment at cost	113,296,841	101,040,209
Less: accumulated depreciation	(13,007,968)	(2,167,417)
Leased equipment at cost, less accumulated depreciation	$100,288,873	$98,872,792

Depreciation expense was $10,840,551, $2,167,417 and $0 for the years ended December 31, 2013, 2012 and the period from the Initial Closing Date through December 31, 2011, respectively.

On June 29, 2012, we, through a joint venture owned 94.2% by us and 5.8% by ICON ECI Partners, L.P., an entity also managed by our Investment Manager (“ECI Partners”), purchased certain mining equipment for approximately $8,582,000 that is subject to lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”). The lease is for a period of 39 months, which expires on October 1, 2015.

On August 3, 2012, we, through a joint venture owned 96% by us and 4% by ECI Partners, purchased mining equipment for approximately $10,519,000. The equipment is subject to a 39-month lease with Murray that expires on October 31, 2015. On September 9, 2013, the joint venture assigned the remaining 25 monthly rental payments totaling $6,812,019 due to the joint venture from Murray to People's Capital and Leasing Corp. (“People’s Capital”) in exchange for People’s Capital making a $6,413,574 non-recourse loan to the joint venture which matures on October 1, 2015 and bears interest at a rate of 5.75% per year.

On December 20, 2012, we, through a joint venture owned 80% by us and 20% by Fund Fourteen, purchased a car carrier vessel, the Hoegh Copenhagen.  The vessel was acquired for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller’s credit.  Simultaneously, the Hoegh Copenhagen was bareboat chartered to Hoegh Autoliners Shipping AS, a wholly-owned subsidiary of Hoegh Autoliners Holding AS, for a period of eight years. The seller’s credit was recorded on a discounted basis within accrued expenses and other liabilities in our consolidated balance sheets and is being accreted to its stated value as interest expense over its term.

On February 15, 2013, we, through a joint venture owned 58% by us, 38% by Fund Fourteen and 4% by ECI Partners, purchased onshore oil field services equipment from Go Frac, LLC (“Go Frac”) for approximately $11,804,000. Simultaneously, the equipment was leased back to Go Frac for a period of 45 months, expiring on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for approximately $165,000, which was leased back to Go Frac for a period of 45 months, expiring on April 30, 2017.  On December 30, 2013, the joint venture assigned the remaining 35 and 40 monthly rental payments totaling $7,028,793 due to the joint venture from Go Frac to Element Financial Corp. (“Element”) in exchange for Element making a $6,464,372 non-recourse loan to the joint venture. The  non-recourse loan bears interest at a fixed rate of 6.0% and matures on April 30, 2017.

Aggregate annual minimum future rentals receivable due on our non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2013:

Years Ending December 31,
2014	$18,288,801
2015	17,054,112
2016	12,089,467
2017	9,866,077
2018	9,855,000
Thereafter	19,440,000
$86,593,457

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

(5)              Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2013	2012
Minimum rents receivable	$72,098,307	$38,214,311
Estimated unguaranteed residual values	328,192	328,192
Initial direct costs	1,268,037	589,698
Unearned income	(19,708,993)	(14,005,501)
Net investment in finance leases	$53,985,543	$25,126,700

On June 9, 2011, a joint venture owned by us and Fund Fourteen purchased approximately $6,359,000 of telecommunications equipment and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). The base term of the lease schedule is for a period of 36 months, commencing on July 1, 2011. On August 11, 2011, we contributed approximately $1,836,000 of capital, inclusive of acquisition fees, resulting in a reallocation of the percentage ownership interests in the joint venture to 29.2% by us and 70.8% by Fund Fourteen. On October 20, 2011, we exchanged our 29.2% ownership interest in the joint venture for our proportionate share of the lease schedules that were previously owned by the joint venture. Upon the completion of the exchange, the joint venture was terminated. No material gain or loss was recorded as a result of this transaction.

On December 19, 2011, we, through a joint venture owned 60% by us and 40% by Fund Fourteen, agreed to purchase the offshore support vessel, the Lewek Ambassador. The purchase price of the vessel was to be the lesser of $25,000,000 and the fair market value of the vessel as determined before the vessel’s delivery date. On December 20, 2011, the joint venture funded $9,000,000 of the purchase price, with the remaining portion to be funded upon delivery of the vessel.  Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Maritime Management, LLC for a period of nine years to commence on the delivery date of the vessel. The vessel was delivered on June 4, 2012 for a final purchase price of $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. For the purpose of purchasing the Lewek Ambassador, the joint venture was initially capitalized using a combination of debt and equity. As of December 31, 2013, the joint venture recorded notes payable to us and Fund Fourteen in the amount of approximately $3,863,000 and $2,575,000, respectively. The notes bear interest at 17% per year and mature on June 4, 2019. As the joint venture is consolidated by us, the note payable between the joint venture and us is eliminated in consolidation. The note payable to Fund Fourteen is presented within due to our General Partner and affiliates on our consolidated balance sheets.

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

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years and thereafter consisted of the following at December 31, 2013:

Years Ending December 31,
2014	$8,539,735
2015	8,263,077
2016	8,254,140
2017	8,231,559
2018	28,123,421
Thereafter	10,686,375
$72,098,307

(6)     Investment in Joint Venture

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

On May 15, 2013, a joint venture, ICON Mauritius MI II, LLC, owned 40% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), each an entity also managed by our Investment Manager, purchased a portion of the subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. ("JAC") from Standard Chartered Bank (“Standard Chartered”). The aggregate purchase price for the joint venture’s portion of the subordinated credit facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was approximately $12,297,000.

The following table summarizes the financial position in ICON Mauritius MI II, LLC for the year ended December 31, 2013:

Year Ended December 31, 2013
Total assets	$32,090,853
Total liabilities	$19,433

The following table summarizes the results of operations from ICON Mauritius MI II, LLC for the year ended December 31, 2013:

Year Ended December 31, 2013
Revenue	$2,238,465
Net income	$2,204,672
LLC’s share of net income	$840,389

(7)           Non-Recourse Long-Term Debt

As of December 31, 2013 and December 31, 2012, we had $96,310,220 and $69,250,000 of non-recourse long-term debt, respectively, with maturity dates ranging from October 1, 2015 to December 31, 2020, and interest rates ranging from 4.0% to 6.0% per year.

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB Bank SE in the amount of $17,500,000 at a fixed rate of 4.997% to purchase the vessel, the Lewek Ambassador.

On December 20, 2012, a joint venture owned 80% by us and 20% by Fund Fourteen drew down on its loan facility with DVB Bank SE in the amount of $53,000,000 at a fixed rate of 4.6% to purchase the vessel, the Hoegh Copenhagen.

On March 28, 2013, two joint ventures owned 55% by us and 45% by Fund Fourteen drew down on their senior secured term loan facility with NIBC Bank N.V. in the aggregate amount of $22,750,000.  The interest rate on each loan is provided by NIBC each quarter.

On September 9, 2013, a joint venture owned 96% by us and 4% by ECI Partners assigned the remaining 25 monthly rental payments totaling $6,812,019 due to the joint venture from Murray to People’s Capital in exchange for People’s Capital making a $6,413,574 non-recourse loan to the joint venture which matures on October 1, 2015 and bears interest at a rate of 5.75% per year.

On December 30, 2013, a joint venture owned 58% by us, 38% by Fund Fourteen, and 4% by ECI Partners assigned the remaining 35 and 40 monthly rental payments totaling $7,028,793 due to the joint venture from Go Frac to Element in exchange for Element making a $6,464,372 non-recourse loan to the joint venture. The non-recourse loan bears interest at a fixed rate of 6.0% and matures on April 30, 2017.

As of December 31, 2013, 2012 and 2011, we had capitalized net debt financing costs of $850,162, $1,040,736, and $12,391, respectively, which was included in other assets in our consolidated balance sheets. For the years ended December 31, 2013, 2012 and the period from the Initial Closing Date through December 31, 2011, we recognized additional interest expense of $228,576, $60,407 and $6,609, respectively, related to the amortization of debt financing costs.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter consisted of the following at December 31, 2013:

Years Ending December 31,
2014	$13,863,483
2015	13,593,860
2016	10,878,603
2017	8,747,607
2018	21,476,667
Thereafter	27,750,000
$96,310,220

Most of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets would be returned to the lender in extinguishment of that debt.

At December 31, 2013, we were in compliance with all covenants related to our non-recourse long-term debt.

(8)           Revolving Line of Credit, Recourse

On May 10, 2011, we entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The Facility was extended through March 31, 2015 and increased to $10,000,000. The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2013, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

 At December 31, 2013, we had $8,301,424 available under the Facility pursuant to the borrowing base.

(9)           Transactions with Related Parties

We have entered into agreements with our General Partner, our Investment Manager and ICON Securities, whereby we pay or paid certain fees and reimbursements to these parties. ICON Securities was entitled to receive a 3.0% dealer-manager fee from the gross proceeds from sales of Interests.

We pay our Investment Manager (i) a management fee of 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees, through the end of the operating period, of 2.50% of the total purchase price (including indebtedness incurred or assumed therewith) of, or the value of the Capital Assets secured by or subject to, each of our investments.

In addition, we reimbursed our General Partner and its affiliates for organizational and offering expenses incurred in connection with our organization and offering.  The reimbursement of these expenses was capped at the lesser of 1.44% of the gross offering proceeds and the actual costs and expenses incurred by our General Partner and its affiliates.  Our General Partner also has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Administrative expense reimbursements are costs incurred by our General Partner or its affiliates that are necessary to our operations. These costs include our General Partner and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to us based upon the percentage of time such personnel dedicate to us. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in our General Partner.

We made distributions to our General Partner of $147,137, $69,588 and $3,137 for the years ended December 31, 2013 and 2012 and the period from the Initial Closing Date through December 31, 2011, respectively. Our General Partner’s interest in

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

our net income (loss) was $70,688, $(22,755) and $(11,413) for the years ended December 31, 2013 and 2012 and the period from the Initial Closing Date through December 31, 2011, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Years Ended December 31,		Period from July 28, 2011 (Initial Closing Date) through
Entity	Capacity	Description	2013	2012	December 31, 2011
ICON Capital, LLC	Investment Manager	Organizational and offering
		expense reimbursements (1)	$243,063	$965,813	$1,522,043
ICON Securities, LLC	Dealer-manager	Dealer-manager fees (2)	1,319,845	3,491,716	937,460
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	7,184,975	5,136,887	1,463,750
ICON Capital, LLC	Investment Manager	Management fees (4)	1,379,888	610,423	12,696
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (4)	4,435,631	4,362,097	1,109,362
Fund Fourteen	Noncontrolling interest	Interest expense (4)	396,769	404,531	17,189
			$14,960,171	$14,971,467	$5,062,500

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

At December 31, 2013, we had a net payable of $2,940,943 due to our General Partner and its affiliates that primarily consisted of a payable of approximately $2,575,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, and administrative expense reimbursements of approximately $494,000. At December 31, 2012, we had a net payable of $3,041,918 due to our General Partner and its affiliates that primarily consisted of a note payable of $2,442,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, and administrative expense reimbursements of approximately $880,000.

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

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The valuation of our financial assets, such as notes receivable or financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following tables summarize the valuation of our financial assets measured at fair value on a recurring basis as of December 31, 2013:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

					Credit Loss for the
	Carrying Value at	Fair Value at Impairment Date			Year Ended
	December 31, 2013	Level 1	Level 2	Level 3	December 31, 2013
Net investment in note receivable	$-	$-	$-	$-	$12,530

					Credit Loss for the
	Carrying Value at	Fair Value at Impairment Date			Year Ended
	December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012
Net investment in note receivable	$515,354	$-	$-	$3,040,000	$1,984,044

Our collateral dependent note receivable was valued using inputs that are generally unobservable and are supported by little or no market data and are classified within Level 3. We utilized a market approach based on published market prices for fair value measurements of the collateral underlying the note receivable adjusted by the Investment Manager to reflect the age and location of such collateral.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which includes fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. In accordance with U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credit was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12% and 17% per year. Principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credit was discounted at a rate of 5.25% per year.

	December 31, 2013
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$76,531,848	$76,912,548

Principal outstanding on fixed-rate non-recourse long-term debt	$74,470,220	$74,374,077

Seller's credit	$5,953,971	$5,401,553

(11)    Concentrations of Risk

In the normal course of business, we are exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a borrower, lessee, or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to borrowers, lessees, or other counterparties are dispersed across different industry segments within the United States and throughout the world.

 Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors. We believe that the carrying value of our investments are reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

At times, our cash and cash equivalents may exceed insured limits. We have placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2013, we had two lessees that accounted for 53.4% of our rental income and finance income. For the year ended December 31, 2012, we had three lessees and two borrowers that accounted for 73.6% of our rental and finance income. For the period from the Initial Closing Date through December 31, 2011, we had one lessee and two borrowers that accounted for 100% of our rental and finance income.

As of December 31, 2013, we had two lessees that accounted for approximately 38.8% of total assets. As of December 31, 2012, we had two lessees that accounted for approximately 50.6% of total assets.

As of December 31, 2013, we had two lenders that accounted for 76.5% of total liabilities. As of December 31, 2012, we had two lenders that accounted for 88.4% of total liabilities.

(12)    Geographic Information

Geographic information for revenue and long-lived assets, based on the country of origin, was as follows:

	Year Ended December 31, 2013
	North
	America	Vessels (a)	Europe	Asia	Total
Revenue:
Finance income	$3,682,050	$7,643,068	$399,775	$-	$11,724,893
Rental income	$8,145,083	$9,853,174	$-	$-	$17,998,257
Income from investment in joint venture	$-	$-	$-	$840,389	$840,389

	At December 31, 2013
Long-lived assets:
Net investment in finance leases	$586,948	$53,398,595	$-	$-	$53,985,543
Net investment in notes receivable	$33,093,959	$40,789,888	$6,825,681	$-	$80,709,528
Leased equipment at cost, net	$23,883,156	$76,405,717	$-	$-	$100,288,873
Investment in joint venture	$-	$-	$-	$13,142,459	$13,142,459

(a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2012
	North America	Vessels (a)	Total
Revenue:
Finance income	$2,970,334	$2,942,505	$5,912,839
Rental income	$2,757,185	$328,439	$3,085,624

	At December 31, 2012
Long-lived assets:
Net investment in finance lease	$1,207,663	$23,919,037	$25,126,700
Net investment in notes receivable	$23,693,396	$19,443,560	$43,136,956
Leased equipment at cost, net	$17,391,339	$81,481,453	$98,872,792

(a) Vessels are generally free to trade worldwide.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

	Period from July 28, 2011 (Initial Closing Date) through December 31, 2011
	North
	America	Vessels (a)	Total
Revenue:
Finance income	$211,760	$82,904	$294,664
Income from investment in joint venture	$57,082	$-	$57,082

(a) Vessels are generally free to trade worldwide.

(13)   Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. Restricted cash of approximately $1,202,000 and $500,000 is presented within other assets in our consolidated balance sheets at December 31, 2013 and 2012, respectively.

We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligation related to this agreement is approximately $126,000 at December 31, 2013.

(14)   Subsequent Events

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by ICON ECI Fund Sixteen, an entity also managed by our Investment Manager (“Fund Sixteen”), purchased mining equipment which was simultaneously leased to Blackhawk Mining, LLC for 48 months. The aggregate purchase price for the equipment was funded by approximately $17,860,000 in cash and $7,500,000 of non-recourse long-term debt.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

(15)     Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	(unaudited)				Year ended
	Quarters Ended in 2013				December 31,
	March 31,	June 30,	September 30,	December 31,	2013

Total revenue	$6,312,633	$7,863,398	$8,571,968	$8,580,466	$31,328,465

Net income	$1,246,681	$2,187,990	$2,851,417	$2,288,316	$8,574,404

Net income attributable to Fund
Fifteen allocable to limited partners	$1,000,187	$1,755,039	$2,397,879	$1,845,061	$6,998,166

Weighted average number of limited
partnership interests outstanding	162,992	187,220	197,535	197,490	186,434

Net income attributable to Fund
Fifteen per weighted average limited
partnership interest outstanding	$6.14	$9.37	$12.14	$9.34	$37.54

	(unaudited)				Year ended
	Quarters Ended in 2012				December 31,
	March 31,	June 30,	September 30,	December 31,	2012

Total revenue	$708,964	$1,102,577	$3,060,622	$4,163,074	$9,035,237

Net (loss) income	$(157,832)	$(2,704,317)	$491,420	$112,974	$(2,257,755)

Net (loss) income attributable to Fund
Fifteen allocable to limited partners	$(14,621)	$(2,593,703)	$394,782	$(39,175)	$(2,252,717)

Weighted average number of limited
partnership interests outstanding	52,155	81,924	111,412	138,661	96,189

Net (loss) income attributable to Fund
Fifteen per weighted average limited
partnership interest outstanding	$(0.28)	$(31.66)	$3.54	$(0.28)	$(23.42)

	(unaudited)				Period from July 28, 2011
	Quarters Ended in 2011				(Initial Closing Date) through
	March 31,	June 30,	September 30,	December 31,	December 31, 2011

Total revenue	$-	$-	$40,712	$318,586	$359,298

Net loss	$-	$-	$(450,498)	$(711,456)	$(1,161,954)

Net loss attributable to Fund
Fifteen allocable to limited partners	$-	$-	$(445,993)	$(683,884)	$(1,129,877)

Weighted average number of limited
partnership interests outstanding	-	-	5,333	20,492	14,085

Net loss attributable to Fund
Fifteen per weighted average limited
partnership interest outstanding	$-	$-	$(83.63)	$(33.37)	$(80.22)

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

(16)     Income Tax Reconciliation (unaudited)

At December 31, 2013 and 2012, the partners’ equity included in the consolidated financial statements totaled $156,675,782 and $123,527,101, respectively. Our partner’s capital for federal income tax purposes at December 31, 2013 and 2012 totaled $170,867,269 and $132,774,136, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in depreciation and amortization and finance income between financial reporting purposes and federal income tax purposes.

The following table reconciles net income (loss) attributable to us for financial statement reporting purposes to the net income (loss) attributable to us for federal income tax purposes for the periods ended December 31, 2013 and 2012:

	Years Ended December 31,		Period from July 28, 2011 (Initial Closing Date) through
	2013	2012	December 31, 2011
Net income (loss) attributable to Fund Fifteen per consolidated
financial statements	$7,068,854	$(2,275,472)	$(1,141,290)
Finance income	2,458,738	-	-
Rental income	(159,181)	7,873	-
Depreciation and amortization	(2,603,786)	33,209	17,613
Income from consolidated joint ventures	50,163	(8,669,617)	(365)
Other	(159,433)	1,598,011	34,851
Net income (loss) attributable to Fund Fifteen for federal
income tax purposes	$6,655,355	$(9,305,996)	$(1,089,191)

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Notes Receivable	Deduction	Balance at End of Year

Deducted from asset accounts:

Year Ended December 31, 2013
Credit loss reserve	$1,960,000	$12,530	$-	$-	$1,972,530

Year Ended December 31, 2012
Credit loss reserve	$-	$1,960,000	$-	$-	$1,960,000

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2013, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 1992.

Based on its assessment, our General Partner believes that, as of December 31, 2013, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Title
Michael A. Reisner	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	41	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Nicholas A. Sinigaglia	44	Managing Director
Blake E. Estes	40	Managing Director and Counsel
Craig A. Jackson	55	Managing Director

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

Name	Age	Title
Michael A. Reisner	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	41	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Nicholas A. Sinigaglia	44	Managing Director
Blake E. Estes	40	Managing Director and Counsel
Craig A. Jackson	55	Managing Director
Harry Giovani	39	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-Chairman, Co-CEO, Co-President and Director, joined ICON in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-CEO, Co-President and Director, originally joined ICON in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

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

Blake E. Estes, Managing Director and Counsel, joined ICON in January 2011. Prior to joining ICON, Mr. Estes was Associate General Counsel for JWM Partners, LLC, an SEC-registered manager of hedge funds and managed accounts that employed relative value arbitrage and macro trading strategies, where he was lead counsel for the front office trading and operations groups. Previously, Mr. Estes was an attorney with Sidley Austin LLP (2004 to 2006) and Cadwalader, Wickersham & Taft LLP (2000 to 2004) where his practice focused on structured credit products and credit and commodity derivatives.  Mr. Estes received a J.D. from Georgetown University Law Center where he was an Olin Fellow and a B.A. in Economics from the University of Texas at Austin.

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

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31		Period from July 28, 2011 (Initial Closing Date) through
Entity	Capacity	Description	2013	2012	December 31, 2011
ICON Capital, LLC	Investment Manager	Organizational and offering
		expense reimbursements (1)	$243,063	$965,813	$1,522,043
ICON Securities, LLC	Dealer-manager	Dealer-manager fees (2)	1,319,845	3,491,716	937,460
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	7,184,975	5,136,887	1,463,750
ICON Capital, LLC	Investment Manager	Management fees (4)	1,379,888	610,423	12,696
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (4)	4,435,631	4,362,097	1,109,362
Fund Fourteen	Noncontrolling interest	Interest expense (4)	396,769	404,531	17,189
			$14,960,171	$14,971,467	$5,062,500

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We made distributions to our General Partner of $147,137, $69,588 and $3,137 for the years ended December 31, 2013 and 2012 and the period from the Initial Closing Date through December 31, 2011, respectively. Our General Partner’s interest in our net income (loss) was $70,688, $(22,755) and $(11,413) for the years ended December 31, 2013 and 2012 and the period from the Initial Closing Date through December 31, 2011, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)   As of March 17, 2014, no directors or officers of our General Partner own any of our equity securities.

(c)   Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 6 and 9 to our consolidated financial statements for a discussion of our investment in joint ventures and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2013 and 2012, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.  The following table presents the fees for both audit and non–audit services rendered by Ernst & Young LLP for the years ended December 31, 2013 and 2012:

	2013	2012
Audit fees	$454,700	$411,150
Tax fees	60,841	23,843
	$515,541	$434,993

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

March 18, 2014

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

March 18, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)