Form 10-Q
period 2014-03-31
ICON ECI FUND FIFTEEN, L.P.
filed 2014-05-09
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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

Yes ☑ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes o No ☑
Number of outstanding limited partnership interests of the registrant on May 5, 2014 is 197,489.

ICON ECI Fund Fifteen, L.P. Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statement of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 6
Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Cash	$24,344,895	$24,297,314
Net investment in notes receivable	72,265,758	80,709,528
Leased equipment at cost (less accumulated depreciation of
$15,772,384 and $13,007,968, respectively)	97,524,457	100,288,873
Net investment in finance leases	52,957,432	53,985,543
Investment in joint ventures	20,532,464	13,142,459
Other assets	5,253,490	5,344,488
Total assets	$272,878,496	$277,768,205
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$92,847,266	$96,310,220
Due to General Partner and affiliates, net	2,573,666	2,940,943
Accrued expenses and other liabilities	10,805,503	10,718,057
Total liabilities	106,226,435	109,969,220

Commitments and contingencies (Note 11)

Equity:
Partners' equity:
Limited partners	155,676,242	156,859,123
General Partner	(195,289)	(183,341)
Total partners' equity	155,480,953	156,675,782
Noncontrolling interests	11,171,108	11,123,203
Total equity	166,652,061	167,798,985
Total liabilities and equity	$272,878,496	$277,768,205

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Finance income	$3,520,708	$2,034,976
Rental income	4,582,114	4,264,395
Income from investment in joint ventures	408,033	-
Other income	139,865	13,262
Total revenue	8,650,720	6,312,633

Expenses:
Management fees	249,980	209,491
Administrative expense reimbursements	682,544	969,695
General and administrative	492,774	304,465
Interest	1,330,297	1,028,124
Depreciation	2,764,416	2,554,177
Total expenses	5,520,011	5,065,952
Net income	3,130,709	1,246,681
Less: net income attributable to noncontrolling interests	390,438	236,391
Net income attributable to Fund Fifteen	$2,740,271	$1,010,290

Net income attributable to Fund Fifteen allocable to:
Limited partners	$2,712,868	$1,000,187
General Partner	27,403	10,103
	$2,740,271	$1,010,290

Weighted average number of limited partnership interests outstanding	197,489	162,992

Net income attributable to Fund Fifteen per weighted average limited partnership
interest outstanding	$13.74	$6.14

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2013	197,489	$156,859,123	$(183,341)	$156,675,782	$11,123,203	$167,798,985

Net income	-	2,712,868	27,403	2,740,271	390,438	3,130,709
Distributions	-	(3,895,749)	(39,351)	(3,935,100)	(343,508)	(4,278,608)
Investments by noncontrolling interests	-	-	-	-	975	975

Balance, March 31, 2014 (unaudited)	197,489	$155,676,242	$(195,289)	$155,480,953	$11,171,108	$166,652,061

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,130,709	$1,246,681
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	498,373	172,974
Rental income paid directly to lenders by lessees	(1,418,723)	-
Income from investment in joint ventures	(408,033)	-
Depreciation	2,764,416	2,554,177
Interest expense on non-recourse financing paid directly to lenders by lessees	139,934	-
Interest expense from amortization of debt financing costs	53,310	56,921
Interest expense from amortization of seller's credit	73,562	69,801
Other financial gain	(38,371)	-
Paid-in-kind interest	12,798	54,470
Changes in operating assets and liabilities:
Other assets	9,233	(658,325)
Deferred revenue	(10,371)	124,448
Due to General Partner and affiliates, net	(380,075)	(61,188)
Accrued expenses and other liabilities	251,596	2,611,719
Net cash provided by operating activities	4,678,358	6,171,678
Cash flows from investing activities:
Purchase of equipment	-	(12,087,280)
Investment in joint ventures	(6,980,624)	-
Principal received on finance leases	954,798	574,539
Investment in notes receivable	-	(7,726,224)
Principal received on notes receivable	7,856,848	222,681
Net cash provided by (used in) investing activities	1,831,022	(19,016,284)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(2,184,166)	(1,729,167)
Sale of limited partnership interests	-	22,464,607
Sales and offering expenses paid	-	(2,085,757)
Deferred charges paid	-	(110,000)
Investment by noncontrolling interests	975	3,902,480
Distributions to noncontrolling interests	(343,508)	(176,796)
Distributions to partners	(3,935,100)	(3,078,875)
Net cash (used in) provided by financing activities	(6,461,799)	19,186,492
Net increase in cash	47,581	6,341,886
Cash, beginning of period	24,297,314	37,990,933
Cash, end of period	$24,344,895	$44,332,819

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,030,959	$799,426

Supplemental disclosure of non-cash investing and financing activities:
Organizational and offering expenses due to Investment Manager	$-	$32,025
Organizational and offering expenses charged to equity	$-	$561,296
Interest reserve net against principal repayment of note receivable	$206,250	$-
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$1,278,789	$-

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

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

We are a direct financing fund that primarily makes investments in domestic and international companies, which investments are primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by business-essential equipment and corporate infrastructure (collectively, “Capital Assets”) utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that ICON GP 15, LLC, a Delaware limited liability company and our general partner (the “General Partner”), believes will provide us with a satisfactory, risk-adjusted rate of return.  Our General Partner makes investment decisions on our behalf and manages our business.

(2)      Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The results for the interim period are not necessarily indicative of the results for the full year.

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

Financing receivables are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual financing receivables are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual financing receivables is not in doubt, interest income is recognized on a cash basis. Financing receivables in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

When our Investment Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

(3)       Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2014	2013
Principal outstanding	$70,491,636	$78,504,378
Initial direct costs	4,759,953	5,504,320
Deferred fees	(1,013,301)	(1,326,640)
Credit loss reserve	(1,972,530)	(1,972,530)
Net investment in notes receivable	$72,265,758	$80,709,528

On March 9, 2012, we made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a total credit loss reserve of approximately $1,973,000 for the shortfall of the loan balance not covered by cash proceeds from the sale of the collateral in 2013.  As of March 31, 2014, we fully reserved the remaining balance of the loan of $1,972,530. We continue to pursue all legal remedies to obtain payment.

On March 18, 2014, Green Field Energy Services, Inc. and its affiliates (collectively, “Green Field”) satisfied its obligation in connection with a superpriority, secured term loan scheduled to mature on August 26, 2014 by making a prepayment of approximately $7,458,000, comprised of all outstanding principal and accrued interest. No material gain or loss was recorded as a result of this transaction.

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2014	2013
Marine vessels	$81,651,931	$81,651,931
Mining equipment	19,388,278	19,388,278
Oil field services equipment	12,256,632	12,256,632
Leased equipment at cost	113,296,841	113,296,841
Less: accumulated depreciation	15,772,384	13,007,968
Leased equipment at cost, less accumulated depreciation	$97,524,457	$100,288,873

Depreciation expense was $2,764,416 and $2,554,177 for the three months ended March 31, 2014 and 2013, respectively.

(5)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

	March 31,	December 31,
	2014	2013
Minimum rents receivable	$69,887,415	$72,098,307
Estimated unguaranteed residual values	328,192	328,192
Initial direct costs	1,194,727	1,268,037
Unearned income	(18,452,902)	(19,708,993)
Net investment in finance leases	$52,957,432	$53,985,543

(6)     Investment in Joint Ventures

On March 4, 2014, a joint venture owned 15% by us, 60% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), 15% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt.  Our contribution to the joint venture was $2,693,395.

On March 21, 2014, a joint venture (“ICON Siva”) owned 12.5% by us, 12.5% by Fund Fourteen and 75% by Fund Twelve, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the SIVA Coral and the SIVA Pearl (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Coral was acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan (the “Loan”) from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. As of March 31, 2014, the draw down from the Loan associated with the SIVA Pearl and ICON Siva’s cash investment totaling approximately $15,950,000 for the purpose of acquiring the SIVA Pearl is being held escrow and is included in other assets on our consolidated balance sheets.  Our contribution to ICON Siva was $1,022,225.

On March 28, 2014, a joint venture owned 27.5% by us, 60% by Fund Twelve and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $3,266,352.

(7)      Non-Recourse Long-Term Debt

As of March 31, 2014 and December 31, 2013, we had $92,847,266 and $96,310,220 of non-recourse long-term debt, respectively, with maturity dates ranging from October 1, 2015 to December 31, 2020 and interest rates ranging from 4.0% to 6.0% per year.

At March 31, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

(8)      Revolving Line of Credit, Recourse

We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $10,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At March 31, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At March 31, 2014, we had $8,151,371 available under the Facility pursuant to the borrowing base.

(9)    Transactions with Related Parties

We made distributions to our General Partner of $39,351 and $30,789 for the three months ended March 31, 2014 and 2013, respectively. Additionally, our General Partner’s interest in the net income attributable to us was $27,403 and $10,103 for the three months ended March 31, 2014 and 2013, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2014	2013
		Organizational and offering
ICON Capital, LLC	Investment Manager	expense reimbursements (1)	$-	$142,024
ICON Securities, LLC	Dealer-manager	Dealer-manager fees (2)	-	642,252
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	308,973	1,290,123
ICON Capital, LLC	Investment Manager	Management fees (4)	249,980	209,491
		Administrative expense
ICON Capital, LLC	Investment Manager	reimbursements (4)	682,544	969,695
Fund Fourteen	Noncontrolling interest	Interest expense (4)	99,941	95,279
			$1,341,438	$3,348,864

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

 At March 31, 2014, we had a net payable of $2,573,666 due to our General Partner and its affiliates that primarily consisted of a payable of approximately $2,618,000 due to Fund Fourteen related to its noncontrolling interest in a vessel, the Lewek Ambassador. At December 31, 2013, we had a net payable of $2,940,943 due to our General Partner and its affiliates that primarily consisted of a payable of approximately $2,575,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, and administrative expense reimbursements of approximately $494,000.

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

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which includes fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credits, in which fair value is required to be disclosed, were valued using inputs that are generally

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

unobservable and are supported by little or no market data and are therefore classified within Level 3. In accordance with U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12% and 17% per year. Principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was discounted at a rate of 6.1225% per year.

	March 31, 2014
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$68,519,106	$68,890,289

Principal outstanding on fixed-rate non-recourse long-term debt	$71,462,266	$69,587,485

Seller's credits	$6,022,704	$5,498,346

(11)   Commitments and Contingencies

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

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. Restricted cash of approximately $1,196,000 and $1,202,000 is presented within other assets in our consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement was approximately $130,000 at March 31, 2014.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

(12)   Subsequent Events

Subsequent to March 31, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to acquire an offshore support vessel from a subsidiary of Pacific Radiance Ltd. (“Pacific Radiance”). A joint venture owned 12.5% by us, 12.5% by Fund Fourteen and 75% by Fund Twelve will acquire the vessel for $40,000,000. Simultaneously with the purchase, the vessel will be bareboat chartered to Pacific Radiance for a period of ten years. The joint venture intends to finance the purchase of the vessel with non-recourse senior debt from DVB in the amount of $26,000,000 and a seller’s credit from Pacific Radiance of $2,000,000.

Subsequent to March 31, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to provide a senior secured term loan in an amount of up to $26,000,000 to two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”). A joint venture owned 12.5% by us, 12.5% by Fund Fourteen and 75% by Fund Twelve will provide the loan which will be used by TMA to purchase and upgrade two platform supply vessels. The loan will bear interest at LIBOR plus a margin of between 13% and 17% and will be for a period of five years.  The loan will be secured by, among other things, a first priority security interest in each of the vessels.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements”.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON ECI Fund Fifteen, L.P. and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside of our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a direct financing fund that primarily makes investments in domestic and international companies, which investments are primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of July 28, 2011 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our limited partnership interests (“Interests”), at which time we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to our Investment Manager. From the commencement of our offering on June 6, 2011 through the completion of our offering on June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011. Our operating period commenced on June 7, 2013.

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

In the case of secured loans and other financing transactions, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we lend to borrowers. In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or is not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on the purchase of the leased Capital Assets.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2013:

Notes Receivable

•          On March 18, 2014, Green Field satisfied its obligation in connection with a superpriority, secured term loan scheduled to mature on August 26, 2014 by making a prepayment of approximately $7,458,000, comprised of all outstanding principal and accrued interest. No material gain or loss was recorded as a result of this transaction.

Mining Equipment

•          On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk. Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt.  Our contribution to the joint venture was $2,693,395.

Tanker Vessels

•          On March 21, 2014, ICON Siva entered into memoranda of agreement to purchase the SIVA Vessels from Siva Global for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Coral was acquired for approximately $3,550,000 in cash, $12,400,000 of financing through the Loan from DVB and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. As of March 31, 2014, the draw down from the Loan associated with the SIVA Pearl and ICON Siva’s cash investment totaling approximately $15,950,000 for the purpose of acquiring the SIVA Pearl is being held in escrow and is included in other assets on our consolidated balance sheets.  Our contribution to ICON Siva was $1,022,225.

Trucks and Trailers

•          On March 28, 2014, a joint venture owned 27.5% by us, 60% by Fund Twelve and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $3,266,352.

Acquisition Fees

•          We paid total acquisition fees to our Investment Manager of approximately $309,000 during the three months ended March 31, 2014.

Subsequent Events

•         Subsequent to March 31, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to acquire an offshore support vessel from Pacific Radiance. A joint venture owned 12.5% by us, 12.5% by Fund Fourteen and 75% by Fund Twelve will acquire the vessel for $40,000,000. Simultaneously with the purchase, the vessel will be bareboat chartered to Pacific Radiance for a period of ten years. The joint venture intends to finance the purchase of the vessel with non-recourse senior debt from DVB in the amount of $26,000,000 and a seller’s credit from Pacific Radiance of $2,000,000.

•         Subsequent to March 31, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to provide a senior secured term loan in an amount of up to $26,000,000 to TMA. A joint venture owned 12.5% by us, 12.5% by Fund Fourteen and 75% by Fund Twelve will provide the loan which will be used by TMA to purchase and upgrade two platform supply vessels. The loan will bear interest at LIBOR plus a margin of between 13% and 17% and will be for a period of five years.  The loan will be secured by, among other things, a first priority security interest in each of the vessels.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

We entered into our operating period on June 7, 2013, during which we will continue to make investments with the cash generated from our initial investments to the extent that the cash is not used for expenses, reserves and distributions to limited partners. As our investments mature, we may reinvest the proceeds in additional investments in Capital Assets.

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2014		December 31, 2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - product tankers	$30,854,186	25%	$31,262,890	23%
Platform supply vessel	21,672,077	17%	22,135,705	16%
Oil field services equipment	20,672,877	17%	28,259,026	21%
Telecommunications equipment	9,765,988	8%	10,165,395	8%
Lubricant manufacturing and blending equipment	9,407,752	7%	9,430,935	7%
Vessel - tanker	7,572,196	6%	7,612,365	6%
Trailers	6,921,473	6%	7,105,225	5%
Marine - asphalt carrier	6,551,514	5%	6,825,681	5%
Marine - dry bulk vessels	5,714,018	4%	5,752,690	4%
Metal pipe and tube manufacturing equipment	2,516,423	2%	2,526,063	2%
Rail support construction equipment	1,884,999	2%	1,931,228	2%
Aircraft parts	1,689,687	1%	1,687,868	1%
	$125,223,190	100%	$134,695,071	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Gallatin Marine Management, LLC	Platform supply vessel	18%	33%
Varada Ten Pte. Ltd.	Oil field services equipment	18%	-
NTS Communications, Inc.	Telecommunications equipment	8%	15%
Ocean Product Tankers AS	Vessel - tanker	6%	11%
SeaChange Maritime, LLC	Marine - container vessels	-	10%
		50%	69%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	March 31, 2014		December 31, 2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - container vessels	$75,136,783	77%	$76,405,717	76%
Mining equipment	11,943,712	12%	13,033,237	13%
Oil field services equipment	10,443,962	11%	10,849,919	11%
	$97,524,457	100%	$100,288,873	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Hoegh Autoliners Shipping AS	Marine - container vessels	54%	58%
Murray Energy Corporation	Mining equipment	33%	35%
Go Frac, LLC	Oil field services equipment	13%	-
		100%	93%

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

Revenue for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended March 31,
	2014	2013	Change
Finance income	$3,520,708	$2,034,976	$1,485,732
Rental income	4,582,114	4,264,395	317,719
Income from investment in joint ventures	408,033	-	408,033
Other income	139,865	13,262	126,603
Total revenue	$8,650,720	$6,312,633	$2,338,087

Total revenue for the 2014 Quarter increased $2,338,087, or 37%, as compared to the 2013 Quarter. The increase in revenue was primarily due to entering into five new notes receivable, two new finance leases, three new joint ventures and one new operating lease during or subsequent to the 2013 Quarter. These increases were partially offset by prepayments on four notes receivable subsequent to the 2013 Quarter.

Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended March 31,
	2014	2013	Change
Management fees	$249,980	$209,491	$40,489
Administrative expense reimbursements	682,544	969,695	(287,151)
General and administrative	492,774	304,465	188,309
Interest	1,330,297	1,028,124	302,173
Depreciation	2,764,416	2,554,177	210,239
Total expenses	$5,520,011	$5,065,952	$454,059

Total expenses for the 2014 Quarter increased $454,059, or 9%, as compared to the 2013 Quarter. The increase was primarily related to (i) an increase in interest expense on our additional non-recourse long-term debt, (ii) an increase in depreciation expense on equipment acquired pursuant to one new operating lease we entered into during the 2013 Quarter and (iii) an increase in legal and state tax expenses.  These increases were offset by a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $154,047, from $236,391 in the 2013 Quarter to $390,438 in the 2014 Quarter. The increase was primarily due to net income related to our joint ventures with Fund Fourteen, which invested in two new finance leases subsequent to the 2013 Quarter.

Net Income Attributable to Fund Fifteen

As a result of the foregoing factors, the net income attributable to us increased $1,729,981, from $1,010,290 in the 2013 Quarter to $2,740,271 in the 2014 Quarter. The net income attributable to us per weighted average Interest outstanding for the 2014 Quarter and the 2013 Quarter was $13.74 and $6.14, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased $4,889,709, from $277,768,205 at December 31, 2013 to $272,878,496 at March 31, 2014. The decrease in total assets was primarily the result of distributions made to our partners and noncontrolling interests and depreciation of our leased equipment at cost.  These decreases were partially offset by our receipt of rental and finance income during the 2014 Quarter.

Total Liabilities

Total liabilities decreased $3,742,785, from $109,969,220 at December 31, 2013 to $106,226,435 at March 31, 2014. The decrease was primarily the result of scheduled repayments of our non-recourse long-term debt during the 2014 Quarter.

Equity

Equity decreased $1,146,924, from $167,798,985 at December 31, 2013 to $166,652,061 at March 31, 2014. The decrease primarily related to distributions made to our partners and noncontrolling interests, partially offset by our net income in the 2014 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2014 and December 31, 2013, we had cash of $24,344,895 and $24,297,314, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of March 31, 2014, the cash reserve was $983,445. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, make distributions to our partners and to the extent that expenses exceed cash flows from operations and the proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our partners, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our borrowers’ and lessees’ businesses that are beyond our control.

We are using the net proceeds of the offering and cash from operations to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia and elsewhere.  We have sought and continue to seek to acquire a portfolio of Capital Assets that is comprised of transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of certain Capital Assets or interests therein at the maturity of the investment, or (c) a combination of both.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. As of March 31, 2014, we had $8,151,371 available to us under the Facility pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

From the commencement of our offering period on June 6, 2011 through the completion of our offering on June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. From the commencement of our offering period through June 6, 2013, we paid sales commissions to third parties of $13,103,139 and dealer-manager fees to ICON Securities, LLC, formerly known as ICON Securities Corp., an affiliate of our General Partner and the dealer-manager of the offering of the Interests (“ICON Securities”), of $5,749,021.  In addition, organizational and offering expenses of $2,730,919 were paid or incurred by us, our General Partner or its affiliates during the offering period.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $1,493,320, from $6,171,678 in the 2013 Quarter to $4,678,358 in the 2014 Quarter. The decrease was primarily related to the receipt of a security deposit during the 2013 Quarter, partially offset by an increase in our receipt of finance income during the 2014 Quarter.

Investing Activities

Cash from investing activities increased $20,847,306, from a use of cash of $19,016,284 in the 2013 Quarter to a source of cash of $1,831,022 in the 2014 Quarter. The increase was primarily related to our investment in equipment and notes receivable during the 2013 Quarter without corresponding investments during the 2014 Quarter and an increase in our receipt of principal on finance leases and notes receivable during the 2014 Quarter. This increase was partially offset by our investment in three new joint ventures during the 2014 Quarter.

Financing Activities

Cash from financing activities decreased $25,648,291, from a source of cash $19,186,492 in the 2013 Quarter to a use of cash of $6,461,799 in the 2014 Quarter. The decrease was primarily due to our offering period ending on June 6, 2013 and a decrease in contributions in joint ventures by noncontrolling interests. The decrease was partially offset by an increase in distributions paid to partners and noncontrolling interests.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2014 of $92,847,266 related to the vessels, the Lewek Ambassador, the Hoegh Copenhagen, the Ardmore Capella and the Ardmore Calypso, and certain mining and oil field services equipment. Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets would be returned to the lender in extinguishment of that debt.

At March 31, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our General Partner’s discretion, make monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to make such distributions until the termination of our operating period. We made distributions of $39,351, $3,895,749 and $343,508 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2014 Quarter.

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

At March 31, 2014, we had non-recourse and other debt obligations. The lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets would be returned to the lender in extinguishment of the non-recourse debt. At March 31, 2014, our outstanding non-recourse long-term indebtedness was $92,847,266.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement was approximately $130,000 at March 31, 2014.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. Our restricted cash amounts of approximately $1,196,000 and $1,202,000 are presented within other assets in our consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2014, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended March 31, 2014.

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on June 6, 2011 (SEC File No. 333-169794).  Our offering period commenced on June 6, 2011 and terminated on June 6, 2013.

During the period from June 6, 2011 through June 6, 2013, we received additional capital contributions in the amount of $196,688,918.  From the commencement of our offering period through June 6, 2013, we paid or accrued sales commissions to third parties of $13,103,139 and dealer-manager fees to ICON Securities of $5,749,021.  In addition, organizational and offering expenses in the amount of $2,730,919 were paid or accrued by us, our General Partner or its affiliates during this period.  Net offering proceeds to us after deducting the expenses described were $175,105,839 during this period.

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

May 8, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)