Form 10-Q
period 2014-06-30
ICON ECI FUND FIFTEEN, L.P.
filed 2014-08-13
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes o No ☑
Number of outstanding limited partnership interests of the registrant on August 8, 2014 is 197,489.

ICON ECI Fund Fifteen, L.P. Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 6
Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	24

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Cash	$32,390,053	$24,297,314
Net investment in notes receivable	62,205,909	80,709,528
Leased equipment at cost (less accumulated depreciation of
$18,536,801 and $13,007,968, respectively)	94,760,041	100,288,873
Net investment in finance leases	51,607,228	53,985,543
Investment in joint ventures	22,320,738	13,142,459
Other assets	5,202,666	5,344,488
Total assets	$268,486,635	$277,768,205
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$89,399,518	$96,310,220
Due to General Partner and affiliates, net	2,511,683	2,940,943
Accrued expenses and other liabilities	10,723,412	10,718,057
Total liabilities	102,634,613	109,969,220

Commitments and contingencies (Note 11)

Equity:
Partners' equity:
Limited partners	154,570,897	156,859,123
General Partner	(206,454)	(183,341)
Total partners' equity	154,364,443	156,675,782
Noncontrolling interests	11,487,579	11,123,203
Total equity	165,852,022	167,798,985
Total liabilities and equity	$268,486,635	$277,768,205

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Finance income	$3,670,814	$3,060,822	$7,191,522	$5,095,798
Rental income	4,582,116	4,571,922	9,164,230	8,836,317
Income from investment in joint ventures	591,308	165,322	999,341	165,322
Other income	148,634	65,332	288,499	78,594
Total revenue	8,992,872	7,863,398	17,643,592	14,176,031

Expenses:
Management fees	659,794	248,377	909,774	457,868
Administrative expense reimbursements	421,255	1,073,535	1,103,799	2,043,230
General and administrative	569,755	330,607	1,062,529	635,072
Interest	1,299,806	1,251,568	2,630,103	2,279,692
Depreciation	2,764,417	2,758,791	5,528,833	5,312,968
Credit loss	-	12,530	-	12,530
Total expenses	5,715,027	5,675,408	11,235,038	10,741,360
Net income	3,277,845	2,187,990	6,408,554	3,434,671
Less: net income attributable to noncontrolling interests	371,808	415,224	762,246	651,615
Net income attributable to Fund Fifteen	$2,906,037	$1,772,766	$5,646,308	$2,783,056

Net income attributable to Fund Fifteen allocable to:
Limited partners	$2,876,977	$1,755,039	$5,589,845	$2,755,226
General Partner	29,060	17,727	56,463	27,830
	$2,906,037	$1,772,766	$5,646,308	$2,783,056

Weighted average number of limited partnership
interests outstanding	197,489	187,220	197,489	175,173
Net income attributable to Fund Fifteen per weighted average
limited partnership interest outstanding	$14.57	$9.37	$28.30	$15.73

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2013	197,489	$156,859,123	$(183,341)	$156,675,782	$11,123,203	$167,798,985

Net income	-	2,712,868	27,403	2,740,271	390,438	3,130,709
Distributions	-	(3,895,749)	(39,351)	(3,935,100)	(343,508)	(4,278,608)
Investments by noncontrolling interests	-	-	-	-	975	975

Balance, March 31, 2014 (unaudited)	197,489	155,676,242	(195,289)	155,480,953	11,171,108	166,652,061

Net income	-	2,876,977	29,060	2,906,037	371,808	3,277,845
Distributions	-	(3,982,322)	(40,225)	(4,022,547)	(63,277)	(4,085,824)
Investments by noncontrolling interests	-	-	-	-	7,940	7,940

Balance, June 30, 2014 (unaudited)	197,489	$154,570,897	$(206,454)	$154,364,443	$11,487,579	$165,852,022

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$6,408,554	$3,434,671
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	839,829	480,535
Credit loss	-	12,530
Rental income paid directly to lenders by lessees	(2,837,446)	-
Income from investment in joint ventures	(999,341)	(165,322)
Depreciation	5,528,833	5,312,968
Interest expense on non-recourse financing paid directly to lenders by lessees	295,077	-
Interest expense from amortization of debt financing costs	105,692	115,253
Interest expense from amortization of seller's credit	148,104	140,519
Other financial gain	(194,193)	-
Paid-in-kind interest	27,318	110,748
Changes in operating assets and liabilities:
Other assets	56,659	(1,393,722)
Deferred revenue	(41,433)	115,962
Due to General Partner and affiliates, net	(456,578)	(670,813)
Distributions from joint ventures	190,552	-
Accrued expenses and other liabilities	96,686	2,990,831
Net cash provided by operating activities	9,168,313	10,484,160
Cash flows from investing activities:
Purchase of equipment	-	(21,864,780)
Investment in joint ventures	(8,627,812)	(12,297,208)
Principal received on finance leases	2,232,692	1,508,525
Investment in notes receivable	-	(21,927,107)
Distributions received from joint ventures in excess of profits	258,322	-
Principal received on notes receivable	17,785,074	1,031,105
Net cash provided by (used in) investing activities	11,648,276	(53,549,465)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(4,368,333)	(3,458,333)
Sale of limited partnership interests	-	46,247,313
Sales and offering expenses paid	-	(4,282,689)
Deferred charges paid	-	(240,000)
Investments by noncontrolling interests	8,915	8,263,568
Distributions to noncontrolling interests	(406,785)	(429,833)
Distributions to partners	(7,957,647)	(6,715,763)
Net cash (used in) provided by financing activities	(12,723,850)	39,384,263
Net increase (decrease) in cash	8,092,739	(3,681,042)
Cash, beginning of period	24,297,314	37,990,933
Cash, end of period	$32,390,053	$34,309,891

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,056,120	$1,707,485

Supplemental disclosure of non-cash investing and financing activities:
Organizational and offering expenses charged to equity	$-	$1,075,227
Equipment purchased with non-recourse long-term debt paid directly to lender	$-	$22,750,000
Equipment purchased with subordinated non-recourse financing provided by seller	$-	$(4,488,041)
Extinguishment of minimum rents receivable on net investment in finance lease	$-	$4,488,041
Interest reserve net against principal repayment of note receivable	$206,250	$-
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$2,837,446	$-

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2014

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

(2)      Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The results for the interim period are not necessarily indicative of the results for the full year.

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

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

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

June 30, 2014

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of ASU 2014-09 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

(3)       Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	June 30,	December 31,
	2014	2013
Principal outstanding	$60,796,794	$78,504,378
Initial direct costs	4,267,757	5,504,320
Deferred fees	(886,112)	(1,326,640)
Credit loss reserve	(1,972,530)	(1,972,530)
Net investment in notes receivable	$62,205,909	$80,709,528

On March 9, 2012, we made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a total credit loss reserve of approximately $1,973,000 for the shortfall of the loan balance not covered by cash proceeds from the sale of the collateral in 2013.  As of June 30, 2014, we fully reserved the remaining balance of the loan of $1,972,530. We continue to pursue all legal remedies to obtain payment.

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

On June 6, 2014, NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) satisfied their obligations in connection with three term loans scheduled to mature on July 1, 2017 by making a prepayment of approximately $9,522,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $362,000. The prepayment fee was recognized as additional finance income.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

During the three months ended June 30, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to provide a senior secured term loan credit facility to two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively “TMA”) of up to $29,000,000, of which our portion is expected to be $3,625,000. On July 14, 2014, we, ICON Leasing Fund Twelve, LLC (“Fund Twelve”), ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), each an entity also managed by our Investment Manager, and TMA executed the credit facility agreement. The facility will be used by TMA to acquire and refinance two platform supply vessels. The loan will bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of between 13% and 17% and will be for a period of five years. The loan will be secured by, among other things, a first priority security interest in and earnings from each of the vessels.

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2014	2013
Marine vessels	$81,651,931	$81,651,931
Mining equipment	19,388,279	19,388,278
Oil field services equipment	12,256,632	12,256,632
Leased equipment at cost	113,296,842	113,296,841
Less: accumulated depreciation	18,536,801	13,007,968
Leased equipment at cost, less accumulated depreciation	$94,760,041	$100,288,873

Depreciation expense was $2,764,417 and $2,758,791 for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense was $5,528,833 and $5,312,968 for the six months ended June 30, 2014 and 2013, respectively.

(5)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2014	2013
Minimum rents receivable	$67,713,476	$72,098,307
Estimated unguaranteed residual values	-	328,192
Initial direct costs	1,122,414	1,268,037
Unearned income	(17,228,662)	(19,708,993)
Net investment in finance leases	$51,607,228	$53,985,543

On May 30, 2014, Global Crossing Telecommunications, Inc. (“Global Crossing”) exercised its option to purchase certain telecommunications equipment prior to lease expiration at the purchase option price of approximately $328,000.  In accordance with the terms of the lease, Global Crossing was required to pay the final monthly lease payment of approximately $60,000.

(6)     Investment in Joint Ventures

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt.  Our contribution to the joint venture was $2,693,395.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

On March 21, 2014, a joint venture (“ICON Siva”) owned 12.5% by us, 12.5% by Fund Fourteen and 75% by Fund Twelve, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the SIVA Coral and the SIVA Pearl (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan (the “Loan”) from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to ICON Siva was $1,022,225.

On March 28, 2014, a joint venture owned 27.5% by us, 60% by Fund Twelve and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $3,266,352.

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,617,158.

(7)      Non-Recourse Long-Term Debt

As of June 30, 2014 and December 31, 2013, we had non-recourse long-term debt obligations of $89,399,518 and $96,310,220, respectively. As of June 30, 2014, our non-recourse debt obligations had maturity dates ranging from October 1, 2015 to December 31, 2020 and interest rates ranging from 4.0% to 6.0% per year.

At June 30, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

(8)      Revolving Line of Credit, Recourse

We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $10,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At June 30, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At June 30, 2014, we had $10,000,000 available under the Facility pursuant to the borrowing base.

(9)    Transactions with Related Parties

We paid distributions to our General Partner of $40,225 and $79,576 for the three and six months ended June 30, 2014, respectively. We paid distributions to our General Partner of $36,369 and $67,158 for the three and six months ended June 30, 2013, respectively. Additionally, our General Partner’s interest in the net income attributable to us was $29,060 and $56,463 for the three and six months ended June 30, 2014, respectively. Our General Partner’s interest in the net income attributable to us was $17,727 and $27,830 for the three and six months ended June 30, 2013, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2014	2013	2014	2013
		Organizational and
		offering expense
ICON Capital, LLC	Investment Manager	reimbursements (1)	$-	$101,039	$-	$243,063
ICON Securities, LLC	Dealer-manager	Dealer-manager fees (2)	-	677,593	-	1,319,845
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	315,625	2,129,769	624,598	3,419,892
ICON Capital, LLC	Investment Manager	Management fees (4)	659,794	248,377	909,774	457,868
		Administrative expense
ICON Capital, LLC	Investment Manager	reimbursements (4)	421,255	1,073,535	1,103,799	2,043,230
Fund Fourteen	Noncontrolling interest	Interest expense (4)	101,565	98,461	201,505	193,739
			$1,498,239	$4,328,774	$2,839,676	$7,677,637

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

 At June 30, 2014, we had a net payable of $2,511,683 due to our General Partner and its affiliates that primarily consisted of a note payable of approximately $2,603,000 and accrued interest of $29,000 due to Fund Fourteen related to its noncontrolling interest in a vessel, the Lewek Ambassador. At December 31, 2013, we had a net payable of $2,940,943 due to our General Partner and its affiliates that primarily consisted of a note payable of approximately $2,575,000 and accrued interest of $30,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, and administrative expense reimbursements of approximately $494,000 due to our Investment Manager.

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

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which include fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credits, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. In accordance with U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

The estimated fair value of our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 12% and 17% per year. Principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was discounted at a rate of 5.04% per year.

	June 30, 2014
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$58,824,264	$58,824,264

Principal outstanding on fixed-rate non-recourse long-term debt	$68,469,518	$69,935,872

Seller's credits	$6,092,231	$5,963,559

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

At June 30, 2014, we had non-recourse and other debt obligations. The lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2014, our outstanding non-recourse long-term indebtedness was $89,399,518.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. Restricted cash of approximately $1,194,000 and $1,202,000 is presented within other assets on our consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement was approximately $135,000 at June 30, 2014 and is included in accrued expenses and other liabilities on our consolidated balance sheets.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

•          On June 6, 2014, NTS satisfied their obligations in connection with three term loans scheduled to mature on July 1, 2017 by making a prepayment of approximately $9,522,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $362,000. The prepayment fee was recognized as additional finance income.

•          During the three months ended June 30, 2014, substantially all material conditions to closing were satisfied with respect to a commitment to provide a senior secured term loan credit facility to TMA of up to $29,000,000, of which our portion is expected to be $3,625,000. On July 14, 2014, we, Fund Twelve, Fund Fourteen and TMA executed the credit facility agreement.  The facility will be used by TMA to acquire and refinance two platform supply vessels. The loan will bear interest at LIBOR plus a margin of between 13% and 17% and will be for a period of five years. The loan will be secured by, among other things, a first priority security interest in and earnings from each of the vessels. We expect to fund our commitment under the facility during the three month period ending September 30, 2014.

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

Marine Vessels

•          On March 21, 2014, ICON Siva, through two indirect subsidiaries, entered into memoranda of agreement to purchase the SIVA Vessels from Siva Global for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through the Loan from DVB and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to ICON Siva was $1,022,225.

•          On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen purchased an offshore supply vessel from Pacific Crest for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,617,158.

Trucks and Trailers

•          On March 28, 2014, a joint venture owned 27.5% by us, 60% by Fund Twelve and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $3,266,352.

Telecommunications Equipment

•          On May 30, 2014, Global Crossing exercised its option to purchase certain telecommunications equipment prior to lease expiration at the purchase option price of approximately $328,000.  In accordance with the terms of the lease, Global Crossing was required to pay the final monthly lease payment of approximately $60,000.

Acquisition Fees

•          We paid total acquisition fees to our Investment Manager of $315,625 and $624,598 during the three and six months ended June 30, 2014.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements. We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

We entered into our operating period on June 7, 2013, during which we will continue to make investments with the cash generated from our initial investments to the extent that the cash is not used for expenses, reserves and distributions to limited partners. As our investments mature, we may reinvest the proceeds in additional investments in Capital Assets.

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2014		December 31, 2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - product tankers	$30,424,579	27%	$31,262,890	23%
Platform supply vessel	21,182,649	19%	22,135,705	16%
Oil field services equipment	20,629,721	18%	28,259,026	21%
Lubricant manufacturing and blending equipment	9,384,313	8%	9,430,935	7%
Vessel - tanker	7,531,579	7%	7,612,365	6%
Trailers	6,738,148	6%	7,105,225	5%
Marine - asphalt carrier	6,258,704	5%	6,825,681	5%
Marine - dry bulk vessels	5,674,918	5%	5,752,690	4%
Metal pipe and tube manufacturing equipment	2,506,752	2%	2,526,063	2%
Rail support construction equipment	1,838,866	2%	1,931,228	2%
Aircraft parts	1,642,908	1%	1,687,868	1%
Telecommunications equipment	-	-	10,165,395	8%
	$113,813,137	100%	$134,695,071	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Varada Ten Pte. Ltd.	Oil field services equipment	18%	-
Gallatin Marine Management, LLC	Platform supply vessel	17%	22%
NTS Communications, Inc.	Telecommunications equipment	15%	10%
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	8%	13%
		58%	45%

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	June 30, 2014		December 31, 2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - container vessels	$73,867,849	78%	$76,405,717	76%
Mining equipment	10,854,187	11%	13,033,237	13%
Oil field services equipment	10,038,005	11%	10,849,919	11%
	$94,760,041	100%	$100,288,873	100%

The net carrying value of our operating lease transactions includes the balance of our leased equipment at cost, which is included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Hoegh Autoliners Shipping AS	Marine - container vessels	54%	54%
Murray Energy Corporation	Mining equipment	33%	33%
Go Frac, LLC	Oil field services equipment	13%	13%
		100%	100%

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

Revenue for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended June 30,
	2014	2013	Change
Finance income	$3,670,814	$3,060,822	$609,992
Rental income	4,582,116	4,571,922	10,194
Income from investment in joint ventures	591,308	165,322	425,986
Other income	148,634	65,332	83,302
Total revenue	$8,992,872	$7,863,398	$1,129,474

Total revenue for the 2014 Quarter increased $1,129,474, or 14.4%, as compared to the 2013 Quarter. The increase in revenue was primarily due to entering into four new notes receivable and four new joint ventures subsequent to the 2013 Quarter.  This increase was partially offset by the prepayment of four notes receivable subsequent to the 2013 Quarter.

Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended June 30,
	2014	2013	Change
Management fees	$659,794	$248,377	$411,417
Administrative expense reimbursements	421,255	1,073,535	(652,280)
General and administrative	569,755	330,607	239,148
Interest	1,299,806	1,251,568	48,238
Depreciation	2,764,417	2,758,791	5,626
Credit loss	-	12,530	(12,530)
Total expenses	$5,715,027	$5,675,408	$39,619

Total expenses for the 2014 Quarter increased $39,619, or 0.7%, as compared to the 2013 Quarter. The increase was primarily related to an increase in management fees due to the prepayment of one note receivable during the 2014 Quarter and  an increase in general and administrative expenses due to an increase in legal and state tax expenses. These increases were partially offset by a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $43,416, from $415,224 in the 2013 Quarter to $371,808 in the 2014 Quarter. The decrease was primarily due to an increase in interest expense related to additional non-recourse long-term debt entered into subsequent to the 2013 Quarter.

Net Income Attributable to Fund Fifteen

As a result of the foregoing factors, net income attributable to us for the 2014 Quarter and 2013 Quarter was $2,906,037 and $1,772,766, respectively. The net income attributable to us per weighted average additional Interest outstanding for the 2014 Quarter and the 2013 Quarter was $14.57 and $9.37, respectively.

Results of Operations for the Six Months Ended June 30, 2014 (the “2014 Period”) and 2013 (the “2013 Period”)

Financing Transactions

During the 2014 Period and the 2013 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Period	2013 Period
Varada Ten Pte. Ltd.	Oil field services equipment	18%	-
Gallatin Marine Management, LLC	Platform supply vessel	17%	26%
NTS Communications, Inc.	Telecommunications equipment	12%	12%
		47%	38%

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

Operating Lease Transactions

During the 2014 Period and the 2013 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Period	2013 Period
Hoegh Autoliners Shipping AS	Marine - container vessels	54%	56%
Murray Energy Corporation	Mining equipment	33%	34%
Go Frac, LLC	Oil field services equipment	13%	10%
		100%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2014 Period and the 2013 Period is summarized as follows:

	Six Months Ended June 30,
	2014	2013	Change
Finance income	$7,191,522	$5,095,798	$2,095,724
Rental income	9,164,230	8,836,317	327,913
Income from investment in joint venture	999,341	165,322	834,019
Other income	288,499	78,594	209,905
Total revenue	$17,643,592	$14,176,031	$3,467,561

Total revenue for the 2014 Period increased $3,467,561, or 24.5%, as compared to the 2013 Period. The increase in revenue was primarily due to entering into four new notes receivable and four new joint ventures subsequent to the 2013 Period.  This increase was partially offset by the prepayment of four notes receivables subsequent to the 2013 Period.

Expenses for the 2014 Period and the 2013 Period are summarized as follows:

	Six Months Ended June 30,
	2014	2013	Change
Management fees	$909,774	$457,868	$451,906
Administrative expense reimbursements	1,103,799	2,043,230	(939,431)
General and administrative	1,062,529	635,072	427,457
Interest	2,630,103	2,279,692	350,411
Depreciation	5,528,833	5,312,968	215,865
Credit loss	-	12,530	(12,530)
Total expenses	$11,235,038	$10,741,360	$493,678

Total expenses for the 2014 Period increased $493,678, or 4.6%, as compared to the 2013 Period. The increase primarily related to (i) an increase in management fees due to the prepayment of two notes receivable during the 2014 Period, (ii) an increase in general and administrative expenses due to an increase in legal and state tax expenses, (iii) an increase in interest expense on our additional non-recourse long-term debt and (iv) an increase in depreciation expense due to the purchase of equipment pursuant to a new operating lease entered into during the 2013 Period. These increases were partially offset by a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $110,631, from $651,615 in the 2013 Period to $762,246 in the 2014 Period. The increase was primarily due to net income related to our joint ventures with Fund Fourteen, which invested in two new finance leases during the 2013 Period.

Net Income Attributable to Fund Fifteen

As a result of the foregoing factors, net income attributable to us for the 2014 Period and 2013 Period was $5,646,308 and $2,783,056, respectively. The net income attributable to us per weighted average additional Interest outstanding for the 2014 Period and the 2013 Period was $28.30 and $15.73, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased $9,281,570, from $277,768,205 at December 31, 2013 to $268,486,635 at June 30, 2014. The decrease in total assets was primarily the result of distributions paid to our partners and noncontrolling interests and depreciation of our leased equipment at cost.  These decreases were partially offset by our operating income during the 2014 Period.

Total Liabilities

Total liabilities decreased $7,334,607, from $109,969,220 at December 31, 2013 to $102,634,613 at June 30, 2014. The decrease was primarily the result of scheduled repayments of our non-recourse long-term debt during the 2014 Period.

Equity

Equity decreased $1,946,963, from $167,798,985 at December 31, 2013 to $165,852,022 at June 30, 2014. The decrease primarily related to distributions paid to our partners and noncontrolling interests, partially offset by our net income in the 2014 Period.

Liquidity and Capital Resources

Summary

At June 30, 2014 and December 31, 2013, we had cash of $32,390,053 and $24,297,314, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of June 30, 2014, the cash reserve was $983,445. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

We are using the net proceeds of the offering and cash from operations to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia and elsewhere.  We have sought and continue to seek to acquire a portfolio of Capital Assets that is comprised of transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow from realizing the value of Capital Assets or interests therein at the maturity of the investment, or (c) a combination of both.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. As of June 30, 2014, we had $10,000,000 available to us under the Facility pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $1,315,847, from $10,484,160 in the 2013 Period to $9,168,313 in the 2014 Period. The decrease was primarily related to the receipt of a security deposit during the 2013 Period, partially offset by an increase in our receipt of finance income during the 2014 Period.

Investing Activities

Cash from investing activities increased $65,197,741, from a use of cash of $53,549,465 in the 2013 Period to a source of cash of $11,648,276 in the 2014 Period. The increase was primarily related to (i) our investment in equipment and notes receivable during the 2013 Period without corresponding investments during the 2014 Period, (ii) an increase in our receipt of principal on finance leases and notes receivable during the 2014 Period and (iii) a decrease in cash used to invest in joint ventures during the 2014 Period as compared to the 2013 Period.

Financing Activities

Cash from financing activities decreased $52,108,113, from a source of cash $39,384,263 in the 2013 Period to a use of cash of $12,723,850 in the 2014 Period. The decrease was primarily due to (i) our offering period ending on June 6, 2013, (ii) a decrease in contributions in joint ventures by noncontrolling interests and (iii) an increase in distributions to partners.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2014 of $89,399,518 related to certain vessels, the Lewek Ambassador, the Hoegh Copenhagen, the Ardmore Capella and the Ardmore Calypso, and certain mining and oil field services equipment. As of December 31, 2013, we had non-recourse long-term debt obligations of $96,310,220. Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be returned to the lender in extinguishment of that debt.

At June 30, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $79,576, $7,878,071 and $406,785 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2014 Period.

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

At June 30, 2014, we had non-recourse and other debt obligations. The lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be returned to the lender in extinguishment of the non-recourse debt. At June 30, 2014, our outstanding non-recourse long-term indebtedness was $89,399,518.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement was approximately $135,000 at June 30, 2014 and is included in accrued expenses and other liabilities on our consolidated balance sheets.

In connection with certain investments, we are required to maintain restricted cash balances with certain banks. Our restricted cash amounts of approximately $1,194,000 and $1,202,000 are presented within other assets on our consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2014, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended June 30, 2014.

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

August 12, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)