Form 10-Q
period 2014-09-30
ICON ECI FUND FIFTEEN, L.P.
filed 2014-11-13
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes o No ☑
Number of outstanding limited partnership interests of the registrant on November 7, 2014 is 197,489.

ICON ECI Fund Fifteen, L.P. Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 6
Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Cash	$24,395,121	$24,297,314
Net investment in notes receivable	70,044,852	80,709,528
Leased equipment at cost (less accumulated depreciation of
$21,301,217 and $13,007,968, respectively)	91,995,624	100,288,873
Net investment in finance leases	50,631,194	53,985,543
Investment in joint ventures	22,170,324	13,142,459
Other assets	7,048,453	5,344,488
Total assets	$266,285,568	$277,768,205
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$85,932,909	$96,310,220
Due to General Partner and affiliates, net	2,686,692	2,940,943
Accrued expenses and other liabilities	10,945,425	10,718,057
Total liabilities	99,565,026	109,969,220

Commitments and contingencies (Note 11)

Equity:
Partners' equity:
Limited partners	155,569,521	156,859,123
General Partner	(196,367)	(183,341)
Total partners' equity	155,373,154	156,675,782
Noncontrolling interests	11,347,388	11,123,203
Total equity	166,720,542	167,798,985
Total liabilities and equity	$266,285,568	$277,768,205

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Finance income	$5,461,488	$3,162,950	$12,653,010	$8,258,748
Rental income	4,582,113	4,579,825	13,746,343	13,416,142
Income from investment in joint ventures	657,562	338,495	1,656,903	503,817
Other (loss) income	(266,129)	490,698	22,370	569,292
Total revenue	10,435,034	8,571,968	28,078,626	22,747,999

Expenses:
Management fees	299,614	446,978	1,209,388	904,846
Administrative expense reimbursements	372,023	1,003,109	1,475,822	3,046,339
General and administrative	316,226	249,192	1,378,755	884,264
Interest	1,267,001	1,258,106	3,897,104	3,537,798
Depreciation	2,764,416	2,763,166	8,293,249	8,076,134
Credit loss	-	-	-	12,530
Total expenses	5,019,280	5,720,551	16,254,318	16,461,911
Net income	5,415,754	2,851,417	11,824,308	6,286,088
Less: net income attributable to noncontrolling interests	384,491	429,317	1,146,737	1,080,932
Net income attributable to Fund Fifteen	$5,031,263	$2,422,100	$10,677,571	$5,205,156

Net income attributable to Fund Fifteen allocable to:
Limited partners	$4,980,950	$2,397,879	$10,570,795	$5,153,105
General Partner	50,313	24,221	106,776	52,051
	$5,031,263	$2,422,100	$10,677,571	$5,205,156

Weighted average number of limited partnership
interests outstanding	197,489	197,535	197,489	182,709
Net income attributable to Fund Fifteen per weighted average
limited partnership interest outstanding	$25.22	$12.14	$53.53	$28.20

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2013	197,489	$156,859,123	$(183,341)	$156,675,782	$11,123,203	$167,798,985

Net income	-	2,712,868	27,403	2,740,271	390,438	3,130,709
Distributions	-	(3,895,749)	(39,351)	(3,935,100)	(343,508)	(4,278,608)
Investments by noncontrolling interests	-	-	-	-	975	975

Balance, March 31, 2014 (unaudited)	197,489	155,676,242	(195,289)	155,480,953	11,171,108	166,652,061

Net income	-	2,876,977	29,060	2,906,037	371,808	3,277,845
Distributions	-	(3,982,322)	(40,225)	(4,022,547)	(63,277)	(4,085,824)
Investments by noncontrolling interests	-	-	-	-	7,940	7,940

Balance, June 30, 2014 (unaudited)	197,489	154,570,897	(206,454)	154,364,443	11,487,579	165,852,022

Net income	-	4,980,950	50,313	5,031,263	384,491	5,415,754
Distributions	-	(3,982,326)	(40,226)	(4,022,552)	(524,682)	(4,547,234)

Balance, September 30, 2014 (unaudited)	197,489	$155,569,521	$(196,367)	$155,373,154	$11,347,388	$166,720,542

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$11,824,308	$6,286,088
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	1,248,362	1,016,587
Credit loss	-	12,530
Rental income paid directly to lenders by lessees	(4,256,169)	-
Income from investment in joint ventures	(1,656,903)	(503,817)
Depreciation	8,293,249	8,076,134
Interest expense on non-recourse financing paid directly to lenders by lessees	431,358	17,538
Interest expense from amortization of debt financing costs	157,099	172,673
Interest expense from amortization of seller's credit	223,641	212,172
Other financial loss (gain)	74,278	(467,573)
Paid-in-kind interest	32,527	123,579
Changes in operating assets and liabilities:
Other assets	(1,843,336)	(1,112,846)
Deferred revenue	(49,993)	131,403
Due to General Partner and affiliates, net	(286,778)	(681,990)
Distributions from joint ventures	485,251	-
Accrued expenses and other liabilities	247,864	3,002,917
Net cash provided by operating activities	14,924,758	16,285,395
Cash flows from investing activities:
Purchase of equipment	-	(22,034,131)
Investment in joint ventures	(8,720,656)	(12,297,208)
Principal received on finance leases	3,139,427	2,441,743
Investment in notes receivable	(9,009,923)	(49,612,749)
Distributions received from joint ventures in excess of profits	864,443	-
Principal received on notes receivable	18,355,009	6,594,389
Net cash provided by (used in) investing activities	4,628,300	(74,907,956)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(6,552,500)	(5,642,500)
Proceeds from non-recourse long-term debt	-	6,413,574
Sale of limited partnership interests	-	46,247,313
Sales and offering expenses paid	-	(4,282,689)
Deferred charges paid	-	(240,000)
Investments by noncontrolling interests	8,915	8,334,601
Distributions to noncontrolling interests	(931,467)	(1,335,082)
Repurchase of limited partnership interests	-	(95,909)
Distributions to partners	(11,980,199)	(10,734,817)
Net cash (used in) provided by financing activities	(19,455,251)	38,664,491
Net increase (decrease) in cash	97,807	(19,958,070)
Cash, beginning of period	24,297,314	37,990,933
Cash, end of period	$24,395,121	$18,032,863

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,081,352	$2,473,488

Supplemental disclosure of non-cash investing and financing activities:
Organizational and offering expenses charged to equity	$-	$1,075,227
Equipment purchased with non-recourse long-term debt paid directly to lender	$-	$22,750,000
Equipment purchased with subordinated non-recourse financing provided by seller	$-	$(4,488,041)
Extinguishment of minimum rents receivable on net investment in finance lease	$-	$4,488,041
Interest reserve net against principal repayment of note receivable	$206,250	$-
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$4,256,169	$-

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

(3)       Net Investment in Notes Receivable

Net investment in notes receivable consisted of the following:

	September 30,	December 31,
	2014	2013
Principal outstanding	$68,553,434	$78,504,378
Initial direct costs	4,484,358	5,504,320
Deferred fees	(1,020,410)	(1,326,640)
Credit loss reserve	(1,972,530)	(1,972,530)
Net investment in notes receivable	$70,044,852	$80,709,528

On March 9, 2012, we made a term loan in the amount of $5,000,000 to Kanza Construction, Inc. The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a total credit loss reserve of approximately $1,973,000 for the shortfall of the loan balance not covered by cash proceeds from the sale of the collateral in 2013.  As of September 30, 2014, we fully reserved the remaining balance of the loan of $1,972,530. We continue to pursue all legal remedies to obtain payment.

On October 4, 2013, we provided a $17,500,000 first drawdown on a secured term loan facility of up to $40,000,000 to Varada Ten Pte. Ltd. (“Varada”). The facility is comprised of three loans, each to be used toward the purchase or refinancing of a respective vessel.  As part of the facility agreement, to the extent the aggregate drawdown by Varada is less than $38,500,000 by September 30, 2014, a fee in the amount of 10% of the undrawn commitment amount (“Undrawn Commitment Fee”) will be assessed. Subsequent to the first drawdown, Varada did not further draw down on the facility. As a result, we recognized the Undrawn Commitment Fee of $2,100,000 as additional finance income during the three months ended September 30, 2014.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

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

On June 6, 2014, NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) satisfied their obligations in connection with three secured term loans scheduled to mature on July 1, 2017 by making a prepayment of approximately $9,522,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $362,000. The prepayment fee was recognized as additional finance income.

On July 14, 2014, we, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), each an entity also managed by our Investment Manager, entered into a secured term loan credit facility agreement with two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively “TMA”) to provide a credit facility of up to $29,000,000, of which our commitment of $3,625,000 was funded on August 27, 2014. The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%. Upon acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. The loan matures five years from the date of funding. The loan is secured by, among other things, a first priority security interest in and earnings from each of the vessels.

On September 24, 2014, we, Fund Twelve, Fund Fourteen and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $5,000,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 9% per year, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer.

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2014	2013
Marine vessels	$81,651,931	$81,651,931
Mining equipment	19,388,278	19,388,278
Oil field services equipment	12,256,632	12,256,632
Leased equipment at cost	113,296,841	113,296,841
Less: accumulated depreciation	21,301,217	13,007,968
Leased equipment at cost, less accumulated depreciation	$91,995,624	$100,288,873

Depreciation expense was $2,764,416 and $2,763,166 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $8,293,249 and $8,076,134 for the nine months ended September 30, 2014 and 2013, respectively.

(5)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

	September 30,	December 31,
	2014	2013
Minimum rents receivable	$65,633,022	$72,098,307
Estimated unguaranteed residual values	-	328,192
Initial direct costs	1,053,115	1,268,037
Unearned income	(16,054,943)	(19,708,993)
Net investment in finance leases	$50,631,194	$53,985,543

On May 30, 2014, Global Crossing Telecommunications, Inc. (“Global Crossing”) exercised its option to purchase certain telecommunications equipment prior to lease expiration at the purchase option price of approximately $328,000.  In accordance with the terms of the lease, Global Crossing was required to pay the final monthly lease payment of approximately $60,000.

(6)     Investment in Joint Ventures

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Spurlock Mining, LLC (f/k/a Blackhawk Mining, LLC) (“Spurlock”). Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt.  Our contribution to the joint venture was $2,693,395.

On March 21, 2014, a joint venture (“ICON Siva”) owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the SIVA Coral and the SIVA Pearl (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan (the “Loan”) from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to ICON Siva was $1,022,225.

On March 28, 2014, a joint venture owned 27.5% by us, 60% by Fund Twelve and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $3,266,352. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of approximately $1,500,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000.

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

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

(7)      Non-Recourse Long-Term Debt

As of September 30, 2014 and December 31, 2013, we had non-recourse long-term debt obligations of $85,932,909 and $96,310,220, respectively. As of September 30, 2014, our non-recourse debt obligations had maturity dates ranging from October 1, 2015 to December 31, 2020 and interest rates ranging from 4.0% to 6.0% per year.

At September 30, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At September 30, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At September 30, 2014, we had $10,000,000 available under the Facility pursuant to the borrowing base.

(9)    Transactions with Related Parties

We paid distributions to our General Partner of $40,226 and $119,802 for the three and nine months ended September 30, 2014, respectively. We paid distributions to our General Partner of $40,190 and $107,348 for the three and nine months ended September 30, 2013, respectively. Additionally, our General Partner’s interest in the net income attributable to us was $50,313 and $106,776 for the three and nine months ended September 30, 2014, respectively. Our General Partner’s interest in the net income attributable to us was $24,221 and $52,051 for the three and nine months ended September 30, 2013, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2014	2013	2014	2013
		Organizational and
		offering expense
ICON Capital, LLC	Investment Manager	reimbursements (1)	$-	$-	$-	$243,063
ICON Securities, LLC	Dealer-manager	Dealer-manager fees (2)	-	-	-	1,319,845
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	400,549	3,315,083	1,025,147	6,734,975
ICON Capital, LLC	Investment Manager	Management fees (4)	299,614	446,978	1,209,388	904,846
		Administrative expense
ICON Capital, LLC	Investment Manager	reimbursements (4)	372,023	1,003,109	1,475,822	3,046,339
Fund Fourteen	Noncontrolling interest	Interest expense (4)	103,150	101,279	304,655	295,018
			$1,175,336	$4,866,449	$4,015,012	$12,544,086

(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

 At September 30, 2014, we had a net payable of $2,686,692 due to our General Partner and its affiliates that primarily consisted of a note payable of approximately $2,608,000 and accrued interest of $29,000 due to Fund Fourteen related to its noncontrolling interest in a vessel, the Lewek Ambassador, and administrative expense reimbursements of approximately $72,000 due to our Investment Manager. At December 31, 2013, we had a net payable of $2,940,943 due to our General Partner and its affiliates that primarily consisted of a note payable of approximately $2,575,000 and accrued interest of $30,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, and administrative expense reimbursements of approximately $494,000 due to our Investment Manager.

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

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

The estimated fair value of our fixed-rate notes receivable, fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the loans based on recent transactions of this type. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 10% and 17% per year. Principal outstanding on fixed-rate non-recourse long-term debt and the seller’s credits was discounted at a rate of 5.04% per year.

	September 30, 2014
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$66,580,904	$66,654,619

Principal outstanding on fixed-rate non-recourse long-term debt	$65,457,909	$67,989,036

Seller's credits	$6,162,561	$6,037,930

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

At September 30, 2014, we had non-recourse and other debt obligations. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2014, our outstanding non-recourse long-term indebtedness was $85,932,909.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement was approximately $141,000 at September 30, 2014 and is included in accrued expenses and other liabilities on our consolidated balance sheets.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

(12)   Subsequent Events

On November 3, 2014, we filed a petition in the District Court of Dallas, Texas against Frontier Oilfield Services, Inc. and certain of its affiliates (collectively, “Frontier”) to obtain repayment of the outstanding note receivable as a result of Frontier’s breach of the terms of the loan agreement entered into in July 2012.  Our Investment Manager believes the outstanding note receivable and accrued interest due from Frontier as of September 30, 2014 are fully recoverable based on the underlying collateral value.  As a result, no credit loss was deemed necessary for the nine months ended September 30, 2014.

On November 5, 2014, the Taiwan Branch of ICON Inotera, LLC (“ICON TW”), our wholly owned subsidiary, entered into a master lease agreement with Inotera Memories, Inc. (“Inotera”) for the lease of a photolithograph immersion scanner (the “Equipment”) to Inotera for 24 months commencing simultaneously upon ICON TW’s purchase of the Equipment for approximately EUR 62,000,000 (the “Purchase Price”), which is anticipated to occur during the three months ending December 31, 2014.  The Purchase Price will be financed by a letter of credit facility that is scheduled to be refinanced, in part, through a senior loan facility that will have a term of 24 months.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2013:

Notes Receivable

•          On October 4, 2013, we provided a $17,500,000 first drawdown on a secured term loan facility of up to $40,000,000 to Varada. The facility is comprised of three loans, each to be used toward the purchase or refinancing of a respective vessel.  As part of the facility agreement, to the extent the aggregate drawdown by Varada is less than $38,500,000 by September 30, 2014, the Undrawn Commitment Fee will be assessed. Subsequent to the first drawdown, Varada did not further draw down on the facility. As a result, we recognized the Undrawn Commitment Fee of $2,100,000 as additional finance income during the three months ended September 30, 2014.

•          On March 18, 2014, Green Field satisfied its obligation in connection with a superpriority, secured term loan scheduled to mature on August 26, 2014 by making a prepayment of approximately $7,458,000, comprised of all outstanding principal and accrued interest. No material gain or loss was recorded as a result of this transaction.

•          On June 6, 2014, NTS satisfied their obligations in connection with three secured term loans scheduled to mature on July 1, 2017 by making a prepayment of approximately $9,522,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $362,000. The prepayment fee was recognized as additional finance income.

•         On July 14, 2014, we, Fund Twelve and Fund Fourteen entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000, of which our commitment of $3,625,000 was funded on August 27, 2014. The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. The loan matures five years from the date of funding. The loan is secured by, among other things, a first priority security interest in and earnings from each of the vessels. The vessels were valued at $61,000,000 on the date the transaction occurred.

•          On September 24, 2014, we, Fund Twelve, Fund Fourteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer to provide a credit facility of up to $20,000,000, of which our commitment of $5,000,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 9% per year, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. Premier Trailer’s assets, including its fleet of trailers, were valued at approximately $64,088,000 on the date the transaction occurred.

Mining Equipment

•          On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Spurlock. Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt.  Our contribution to the joint venture was $2,693,395.

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

Trucks and Trailers

•          On March 28, 2014, a joint venture owned 27.5% by us, 60% by Fund Twelve and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $3,266,352. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of approximately $1,500,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000.

Telecommunications Equipment

•          On May 30, 2014, Global Crossing exercised its option to purchase certain telecommunications equipment prior to lease expiration at the purchase option price of approximately $328,000.  In accordance with the terms of the lease, Global Crossing was required to pay the final monthly lease payment of approximately $60,000.

Acquisition Fees

•          We paid total acquisition fees to our Investment Manager of $400,549 and $1,025,147 during the three and nine months ended September 30, 2014.

Subsequent Events

•          On November 3, 2014, we filed a petition in the District Court of Dallas, Texas against Frontier to obtain repayment of the outstanding note receivable as a result of Frontier’s breach of the terms of the loan agreement entered into in July 2012.  Our Investment Manager believes the outstanding note receivable and accrued interest due from Frontier as of September 30, 2014 are fully recoverable based on the underlying collateral value.  As a result, no credit loss was deemed necessary for the nine months ended September 30, 2014.

•         On November 5, 2014, ICON TW entered into a master lease agreement with Inotera for the lease of Equipment to Inotera for 24 months commencing simultaneously upon ICON TW’s purchase of the Equipment for approximately EUR 62,000,000, which is anticipated to occur during the three months ending December 31, 2014.  The Purchase Price will be financed by a letter of credit facility that is scheduled to be refinanced, in part, through a senior loan facility that will have a term of 24 months.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2014 (the “2014 Quarter”) and 2013 (the “2013 Quarter”)

We entered into our operating period on June 7, 2013, during which we will continue to make investments with the cash generated from our initial investments to the extent that the cash is not used for expenses, reserves and distributions to limited partners. As our investments mature, we may reinvest the proceeds in additional investments in Capital Assets.

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2014		December 31, 2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - product tankers	$29,964,640	25%	$31,262,890	23%
Platform supply vessels	24,374,483	20%	22,135,705	16%
Oil field services equipment	20,536,999	17%	28,259,026	21%
Trailers	11,855,111	10%	7,105,225	5%
Lubricant manufacturing and blending equipment	9,360,616	8%	9,430,935	7%
Vessel - tanker	7,490,518	6%	7,612,365	6%
Marine - dry bulk vessels	5,635,387	5%	5,752,690	4%
Marine - asphalt carrier	5,569,862	5%	6,825,681	5%
Metal pipe and tube manufacturing equipment	2,497,054	2%	2,526,063	2%
Rail support construction equipment	1,792,837	1%	1,931,228	2%
Aircraft parts	1,598,539	1%	1,687,868	1%
Telecommunications equipment	-	-	10,165,395	8%
	$120,676,046	100%	$134,695,071	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases, which are included in our consolidated balance sheets.

During the 2014 Quarter and the 2013 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Quarter	2013 Quarter
Varada Ten Pte. Ltd.	Oil field services equipment	54%	-
Gallatin Marine Management, LLC	Platform supply vessel	11%	21%
Ardmore Shipping Ltd.	Marine - product tankers	10%	18%
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	6%	14%
NTS Communications, Inc.	Telecommunications equipment	-	10%
		81%	63%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

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

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	September 30, 2014		December 31, 2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - container vessels	$72,598,915	79%	$76,405,717	76%
Mining equipment	9,764,661	11%	13,033,237	13%
Oil field services equipment	9,632,048	10%	10,849,919	11%
	$91,995,624	100%	$100,288,873	100%

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

Revenue for the 2014 Quarter and the 2013 Quarter is summarized as follows:

	Three Months Ended September 30,
	2014	2013	Change
Finance income	$5,461,488	$3,162,950	$2,298,538
Rental income	4,582,113	4,579,825	2,288
Income from investment in joint ventures	657,562	338,495	319,067
Other (loss) income	(266,129)	490,698	(756,827)
Total revenue	$10,435,034	$8,571,968	$1,863,066

Total revenue for the 2014 Quarter increased $1,863,066, or 21.7%, as compared to the 2013 Quarter. The increase in revenue was primarily due to the recognition of the Undrawn Commitment Fee as income on our note receivable with Varada during the 2014 Quarter and entering into five new notes receivable and four new joint ventures during or subsequent to the 2013 Quarter.  This increase was partially offset by a change in other income of $490,698 in the 2013 Quarter to other loss of $266,129 in the 2014 Quarter primarily due to an unfavorable change in foreign currency exchange rates related to one note receivable during the 2014 Quarter.

Expenses for the 2014 Quarter and the 2013 Quarter are summarized as follows:

	Three Months Ended September 30,
	2014	2013	Change
Management fees	$299,614	$446,978	$(147,364)
Administrative expense reimbursements	372,023	1,003,109	(631,086)
General and administrative	316,226	249,192	67,034
Interest	1,267,001	1,258,106	8,895
Depreciation	2,764,416	2,763,166	1,250
Total expenses	$5,019,280	$5,720,551	$(701,271)

Total expenses for the 2014 Quarter decreased $701,271, or 12.3%, as compared to the 2013 Quarter. The decrease in total expenses was primarily related to a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager. The decrease in management fees was primarily due to the prepayment of one note receivable during the 2013 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $44,826, from $429,317 in the 2013 Quarter to $384,491 in the 2014 Quarter. The decrease was primarily due to an increase in interest expense related to additional non-recourse long-term debt entered into during the 2013 Quarter.

Net Income Attributable to Fund Fifteen

As a result of the foregoing factors, net income attributable to us for the 2014 Quarter and 2013 Quarter was $5,031,263 and $2,422,100, respectively. The net income attributable to us per weighted average additional Interest outstanding for the 2014 Quarter and the 2013 Quarter was $25.22 and $12.14, respectively.

Results of Operations for the Nine Months Ended September 30, 2014 (the “2014 Period”) and 2013 (the “2013 Period”)

Financing Transactions

During the 2014 Period and the 2013 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014 Period	2013 Period
Varada Ten Pte. Ltd.	Oil field services equipment	34%	-
Gallatin Marine Management, LLC	Platform supply vessel	14%	24%
Ardmore Shipping Ltd.	Marine - product tankers	12%	13%
NTS Communications, Inc.	Telecommunications equipment	7%	11%
Lubricating Specialties Company	Lubricating manufacturing and blending equipment	7%	10%
		74%	58%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in the consolidated statements of operations.

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

Operating Lease Transactions

During the 2014 Period and the 2013 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014 Period	2013 Period
Hoegh Autoliners Shipping AS	Marine - container vessels	54%	55%
Murray Energy Corporation	Mining equipment	33%	34%
Go Frac, LLC	Oil field services equipment	13%	11%
		100%	100%

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Revenue for the 2014 Period and the 2013 Period is summarized as follows:

	Nine Months Ended September 30,
	2014	2013	Change
Finance income	$12,653,010	$8,258,748	$4,394,262
Rental income	13,746,343	13,416,142	330,201
Income from investment in joint ventures	1,656,903	503,817	1,153,086
Other income	22,370	569,292	(546,922)
Total revenue	$28,078,626	$22,747,999	$5,330,627

Total revenue for the 2014 Period increased $5,330,627, or 23.4%, as compared to the 2013 Period. The increase in revenue was primarily due to entering into six new notes receivable and four new joint ventures during or subsequent to the 2013 Period and the recognition of the Undrawn Commitment Fee as income on our note receivable with Varada during the 2014 Period.  This increase was partially offset by the prepayment of three notes receivable during or subsequent to the 2013 Period and a decrease in other income recognized in the 2014 Period primarily due to an unfavorable change in foreign currency exchange rates related to one note receivable.

Expenses for the 2014 Period and the 2013 Period are summarized as follows:

	Nine Months Ended September 30,
	2014	2013	Change
Management fees	$1,209,388	$904,846	$304,542
Administrative expense reimbursements	1,475,822	3,046,339	(1,570,517)
General and administrative	1,378,755	884,264	494,491
Interest	3,897,104	3,537,798	359,306
Depreciation	8,293,249	8,076,134	217,115
Credit loss	-	12,530	(12,530)
Total expenses	$16,254,318	$16,461,911	$(207,593)

Total expenses for the 2014 Period decreased $207,593, or 1.3%, as compared to the 2013 Period. The decrease primarily related to a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager. The decrease was partially offset by (i) an increase in general and administrative expenses due to an increase in legal and state tax expenses, (ii) an increase in interest expense due to higher interest rates on our non-recourse long-term debt, (iii) an increase in management fees primarily due to the prepayment of two notes receivable during the 2014 Period and (iv) an increase in depreciation expense due to the purchase of equipment pursuant to a new operating lease entered into during the 2013 Period.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $65,805, from $1,080,932 in the 2013 Period to $1,146,737 in the 2014 Period. The increase was primarily due to net income related to our joint ventures with Fund Fourteen, which invested in two new finance leases during the 2013 Period.

Net Income Attributable to Fund Fifteen

As a result of the foregoing factors, net income attributable to us for the 2014 Period and 2013 Period was $10,677,571 and $5,205,156, respectively. The net income attributable to us per weighted average additional Interest outstanding for the 2014 Period and the 2013 Period was $53.53 and $28.20, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2014 compared to December 31, 2013.

Total Assets

Total assets decreased $11,482,637, from $277,768,205 at December 31, 2013 to $266,285,568 at September 30, 2014. The decrease in total assets was primarily the result of distributions paid to our partners and noncontrolling interests and depreciation of our leased equipment at cost.  These decreases were partially offset by our operating income during the 2014 Period.

Total Liabilities

Total liabilities decreased $10,404,194, from $109,969,220 at December 31, 2013 to $99,565,026 at September 30, 2014. The decrease was primarily the result of scheduled repayments of our non-recourse long-term debt during the 2014 Period.

Equity

Equity decreased $1,078,443, from $167,798,985 at December 31, 2013 to $166,720,542 at September 30, 2014. The decrease primarily related to distributions paid to our partners and noncontrolling interests, partially offset by our net income in the 2014 Period.

Liquidity and Capital Resources

Summary

At September 30, 2014 and December 31, 2013, we had cash of $24,395,121 and $24,297,314, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of September 30, 2014, the cash reserve was $983,445. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. As of September 30, 2014, we had $10,000,000 available to us under the Facility pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

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

Cash Flows

Operating Activities

Cash provided by operating activities decreased $1,360,637, from $16,285,395 in the 2013 Period to $14,924,758 in the 2014 Period. The decrease was primarily related to the receipt of a security deposit during the 2013 Period, partially offset by an increase in our receipt of finance income and distributions from joint ventures during the 2014 Period.

Investing Activities

Cash from investing activities increased $79,536,256, from a use of cash of $74,907,956 in the 2013 Period to a source of cash of $4,628,300 in the 2014 Period. The increase was primarily related to (i) our investment in equipment and notes receivable during the 2013 Period with fewer investments made during the 2014 Period, (ii) an increase in our receipt of principal on finance leases and notes receivable during the 2014 Period and (iii) a decrease in cash used to invest in joint ventures during the 2014 Period as compared to the 2013 Period.

Financing Activities

Cash from financing activities decreased $58,119,742, from a source of cash $38,664,491 in the 2013 Period to a use of cash of $19,455,251 in the 2014 Period. The decrease was primarily due to (i) our offering period ending on June 6, 2013, (ii) a decrease in contributions in joint ventures by noncontrolling interests, (iii) an increase in distributions to our partners in the 2014 Period and (iv) an increase in repayment of our non-recourse long-term debt during the 2014 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2014 and December 31, 2013 of $85,932,909 and $96,310,220, respectively, related to certain vessels, the Lewek Ambassador, the Hoegh Copenhagen, the Ardmore Capella and the Ardmore Calypso, and certain mining and oil field services equipment. Our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be returned to the lender in extinguishment of that debt.

At September 30, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $119,802, $11,860,397 and $931,467 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2014 Period.

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

At September 30, 2014, we had non-recourse and other debt obligations. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be returned to the lender in extinguishment of the non-recourse debt. At September 30, 2014, our outstanding non-recourse long-term indebtedness was $85,932,909.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement was approximately $141,000 at September 30, 2014 and is included in accrued expenses and other liabilities on our consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2014, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended September 30, 2014.

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

November 12, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Principal Financial and Accounting Officer