Form 10-K
period 2014-12-31
ICON ECI FUND FIFTEEN, L.P.
filed 2015-03-19
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2014
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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
Yes ☐ No ☑

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

Number of outstanding limited partnership interests of the registrant on March 13, 2015 is 197,385.

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

As of June 6, 2013, 197,597 Interests were sold pursuant to our offering, of which 5,961 Interests were issued at a discounted price pursuant to our DRIP Plan, representing total capital contributions to us of $196,688,918 by 4,644 limited partners. Pursuant to the terms of our offering, we established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2014, the reserve was $983,445. During the period from the Initial Closing Date through June 6, 2013, we paid sales commissions to third parties in the amount of $13,103,139 and dealer-manager fees in the amount of $5,749,021 to ICON Securities, LLC, formerly known as ICON Securities Corp. (“ICON Securities”), the dealer-manager of our offering and an affiliate of our General Partner. In addition, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,730,919, which were recorded as a reduction of partners’ equity.

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

(3)       Liquidation Period: After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business. Our goal is to complete the liquidation period within two years after the end of the operating period, but it may take longer to do so.

At December 31, 2014 and 2013, we had total assets of $320,646,657 and $277,768,205, respectively. For the year ended December 31, 2014, we had two lessees and one borrower that accounted for 57.3% of our total rental and finance income of $35,252,393. Net income attributable to us for the year ended December 31, 2014 was $8,723,579. For the year ended December 31, 2013, we had two lessees that accounted for 53.4% of our total rental and finance income of $29,723,150. Net income attributable to us for the year ended December 31, 2013 was $7,068,854.

At December 31, 2014, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Notes Receivable

•         A term loan to Ensaimada S.A. (“Ensaimada”), secured by a second priority security interest in a dry bulk carrier, that matures in November 2016.

•         A term loan to VAS Aero Services, LLC (“VAS”), secured by a second priority security interest in all of VAS’s assets, that was due in full as of December 31, 2014.

•         A term loan to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”), secured by a first priority security interest in tube manufacturing and related equipment, that matures in October 2017.

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

•         A term loan to Quattro Plant Limited (“Quattro”), secured by a second priority security interest in all of Quattro’s rail support construction equipment, all existing and future assets owned by Quattro and its accounts receivable, that matures in August 2016.

•         A term loan facility to Varada Ten Pte. Ltd. (“Varada”), secured by a first priority security interest in and earnings from an offshore supply vessel, that matures in June 2022.

•         A subordinated term loan to two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively “TMA”), secured by, among other things, a first priority security interest in and earnings from platform supply vessels, that matures in August 2019.

•         A term loan to Premier Trailer Leasing, Inc. (“Premier Trailer”), secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer, that matures in September 2020.

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

•         A 15% ownership interest in mining equipment that is subject to two 48-month leases with Spurlock Mining, LLC (f/k/a Blackhawk Mining, LLC) (“Spurlock”) and its affiliates, that expire in February 2018.

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

•        A 12.5% ownership interest in two LPG tanker vessels, the SIVA Coral and SIVA Pearl (collectively, the “SIVA Vessels”), that are subject to eight year bareboat charters with an affiliate of Siva Global Ships Limited (“Siva Global”), that expire in March and April 2022, respectively.

•         A 12.5% ownership interest in an offshore supply vessel, the Crest Olympus, that is subject to a ten year bareboat charter with Pacific Crest Pte. Ltd. (“Pacific Crest”), that expires in June 2024.

Trucks and Trailers

•        A 27.5% ownership interest in trucks, trailers and other equipment that are subject to lease with D&T Holdings, LLC (“D&T”) and its subsidiaries, that expires in December 2018.

Photolithograph Immersion Scanner

•        A photolithograph immersion scanner that is subject to lease with Inotera Memories, Inc. (“Inotera”), that expires in November 2016.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2014 and 2013, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Number of
Partners as of
Title of Class	March 13, 2015
General Partner	1
Limited partners	4,655

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning the first month after each such limited partner was admitted through the end of our operating period, which we currently anticipate will be in June 2018. We paid distributions to limited partners totaling $15,799,439 and $14,566,524 for the years ended December 31, 2014 and 2013, respectively. Additionally, we paid distributions to our General Partner of $159,590 and $147,137 for the years ended December 31, 2014 and 2013, respectively. The terms of our revolving line of credit with California Bank & Trust (“CB&T”) could restrict us from paying distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financings and Borrowings – Revolving Line of Credit, Recourse.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our Interests pursuant to the offering or to participate in any future offering of our Interests, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our limited partners a per Interest estimated value of our Interests, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Interest values to assist fiduciaries of retirement plans subject to the annual reporting requirements of The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in the preparation of their reports relating to an investment in our Interests. For these purposes, the estimated value of our Interests is deemed to be $778.10 per Interest as of December 31, 2014. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

The estimated value of our Interests is based on the estimated amount that a holder of an Interest would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the partners upon liquidation. To estimate the amount that our partners would receive upon such liquidation, we calculated the sum of: (i) the greater of the net book value or the fair market value of our notes receivable, finance leases and equipment held for lease as determined by the most recent third-party appraisals we have obtained for certain assets, as applicable; (ii) the fair market value of our equipment held for sale and other assets, as determined by the most recent third-party appraisals we have obtained for certain assets or our Investment Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we then subtracted our total debt outstanding and other payables, and then divided that sum by the total number of Interests outstanding.

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

As noted above, the foregoing valuation was performed solely for the ERISA and FINRA purposes described above and was based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Interests or our assets. Except for independent third-party appraisals of certain assets, no independent valuation was sought. In addition, as stated above, as there is no significant public trading market for our Interests at this time and none is expected to develop, there can be no assurance that limited partners could receive $778.10 per Interest if such a market did exist and they sold their Interests or that they will be able to receive such amount for their Interests in the future. Furthermore, there can be no assurance:

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

•         that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•         that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the Internal Revenue Service (“IRS”) if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of our Interests.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Interests for the ERISA and FINRA purposes described above and, therefore, the $778.10 per Interest does not reflect the amount that a limited partner would currently receive under our repurchase plan.  In addition, there can be no assurance that a limited partner will be able to redeem its Interests under our repurchase plan.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Our General Partner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” located elsewhere in this Annual Report on Form 10-K.

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

After the net offering proceeds were invested, additional investments have been and will continue to be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our partners.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time during our five year operating period, which may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business, during a time frame called the “liquidation period.”

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

Our Investment Manager believes the U.S. economy is likely to continue its gradual recovery, with the pace of economic growth increasing through 2015 due to factors such as the rate of employment expansion, increased consumer spending and greater certainty with respect to U.S. budget policies. The recent decline in energy prices has reduced revenue of certain energy companies, which has resulted in an impairment on our investment in Go Frac as further described herein. However, at this time our Investment Manager does not believe that such decline will have a material adverse effect on our long-term results of operations and financial condition.

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2014 and 2013:

Notes Receivable

•         On October 27, 2011, we made a secured term loan in the amount of $6,850,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) as part of a $7,500,000 term loan facility. The loan bore interest at 12.75% per year and was scheduled to mature in July 2017. On June 22, 2012, we increased our loan facility with NTS by making an additional $1,540,000 secured term loan. The loan bore interest at 12.75% per year and was for a period of 60 months. On September 27, 2012, we made an additional secured term loan to NTS in the amount of $1,127,500.  The loan bore interest at 12.75% per year and was for a period of 57 months.  The loans were secured by, among other things, a first priority security interest in equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. On June 6, 2014, NTS satisfied their obligations in connection with the three loans by making a prepayment of approximately $9,522,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $362,000. The prepayment fee was recognized as additional finance income.

•         On February 29, 2012, we made a secured term loan in the amount of $2,000,000 to VAS as part of a $42,755,000 term loan facility. The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets, which were valued at approximately $165,881,000 on the date the transaction occurred. During 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Investment Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through.  While discussions on other options are still ongoing, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable.  As a result, the loan was placed on non-accrual status and a credit loss reserve of approximately $632,000 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral.  The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the remaining balance of the loan was approximately $966,000. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $198,000 for the year ended December 31, 2014. No finance income was recognized since the date the loan was considered impaired.

•         On March 9, 2012, we made a secured term loan in the amount of $5,000,000 to Kanza Construction, Inc. (“Kanza”). The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a credit loss reserve of $1,960,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $97,000 for the year ended December 31, 2012. During the year ended December 31, 2013, we recorded an additional credit loss reserve of approximately $13,000 based on cash proceeds of approximately $503,000 received from the sale of the collateral. As of December 31, 2013, we fully reserved the remaining balance of the loan of $1,972,530. Although we received a judgment against Kanza and its guarantors covering the remaining balance of the loan, our Investment Manager evaluated the collectability of such judgment and, based on the findings, determined to write off the fully-reserved loan as of December 31, 2014. To the extent that we recover all or any portion of such judgment from Kanza and/or its guarantors in the future, we will recognize the cash receipt as a gain. No finance income was recognized on the impaired loan during the years ended December 31, 2014 and 2013.

•         On July 10, 2012, we made a secured term loan in the amount of $5,750,000 to Vintage Partners, LLC (“Vintage Partners”). The loan bore interest at 15% per year and was for a period of 60 months.  The loan was secured by, among other things, a first priority security interest in two containership vessels. On July 10, 2013, Vintage Partners satisfied its obligation related to the secured term loan by making a prepayment of approximately $5,690,000, comprised of all outstanding principal and paid-in-kind and unpaid interest. As a result, we recognized additional finance income of approximately $49,000.

•         On July 24, 2012, we made a secured term loan in the amount of $2,500,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”) as part of a $5,000,000 term loan facility. The loan bore interest at 14% per year and was for a period of 66 months. The loan was secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable, which were valued at approximately $38,925,000 on the date the transaction occurred. On October 11, 2013, Frontier made a partial prepayment of approximately $433,000, which included a prepayment fee of approximately $45,000 that was recognized as additional finance income. On December 30, 2014, we sold all of our interest in the loan to Frontier Expansion and Development, LLC for $1,875,000. As a result, we recognized a loss and wrote off the remaining initial direct costs associated with the notes receivable totaling approximately $312,000 as a charge against finance income.

•         On December 17, 2012, we made a secured term loan in the amount of $5,800,000 to Platinum Energy Solutions, Inc. and Platinum Pressure Pumping, Inc. (collectively, “Platinum”) as part of a $15,000,000 term loan facility.  The loan bore interest at the one-month London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% per year and was for a period of 48 months.  The loan was secured by, among other things, a first priority security interest in Platinum’s existing and thereafter acquired assets, which were valued at approximately $69,000,000 on the date the transaction occurred.  The assets included heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well hydraulic fracturing, cleaning and servicing.  On October 4, 2013, Platinum satisfied its obligation related to the secured term loan by making a prepayment of approximately $5,853,000. We recognized a loss of approximately $385,000 due to the write-off of initial direct costs, which is included in finance income.

•         On March 1, 2013, we made a secured term loan in the amount of $7,200,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”) as part of a $12,000,000 secured term loan facility.  The loan bore interest at 12.25% per year and was for a period of 42 months.  The loan was secured by, among other things, a second priority security interest in all of Heniff’s assets, including tractors and stainless steel tank trailers, which were valued at approximately $44,810,000 on the date the transaction occurred. On December 30, 2014, Heniff made a partial prepayment in the aggregate amount of $3,929,355 on the loan, which included a prepayment fee and make whole interest of approximately $185,000. As part of the transaction, the remaining balance of the loan was sold and assigned for $2,400,000. No significant gain or loss was recorded as a result of this transaction.

•         On April 5, 2013, we made a secured term loan in the amount of $13,500,000 to LSC as part of an $18,000,000 facility. The loan bears interest at 13.5% per year and matures on August 1, 2018. The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory, which were valued in aggregate at approximately $52,030,000 on the date the transaction occurred. On December 11, 2013, LSC made a partial prepayment of $4,725,000, which included a prepayment fee of $225,000 that was recognized as additional finance income.

•         On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), each an entity also managed by our Investment Manager, purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered. The aggregate purchase price for the joint venture’s portion of the subordinated facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was approximately $12,297,000.

•         On July 12, 2013, we made a secured term loan in the amount of £4,000,000 (US$6,001,200) to Quattro. The loan bears interest at 15% per year and is for a period of 36 months. The loan is secured by a second priority security interest in all of Quattro’s rail support construction equipment, all existing and future assets owned by Quattro and its accounts receivable, which were valued in aggregate at approximately £27,576,000 (US$41,368,000) on the date the transaction occurred.

•         On September 25, 2013, we, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt, of which our share was $1,800,000 (the “Partnership Loan”). The Partnership Loan bears interest at 15.5% per year and matures on December 31, 2018. The Loan is secured by a first priority security interest in Asphalt’s vessel, which was valued at $21,600,000 on the date the transaction occurred, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest will first be provided to the third-party creditor and then to us.

•         On October 4, 2013, we provided a $17,500,000 first drawdown on a secured term loan facility of up to $40,000,000 to Varada. The facility is comprised of three loans, each to be used toward the purchase or refinancing of a respective vessel. The facility bears interest at 15% per year and is for a period of approximately 96 months, depending on the delivery and acceptance dates of two of the vessels and the drawdown date with respect to the third vessel. As a result of, among other things, Varada’s failure to cause the completion of two additional vessels originally scheduled for delivery by September 30, 2014, the facility is currently secured by a first priority security interest in and earnings from one vessel that is being sub-chartered by Varada. In addition, Varada was expected to further drawdown on the facility by September 30, 2014, which did not take place. In accordance with the facility agreement, as Varada’s aggregate drawdown was less than $38,500,000 at September 30, 2014, we were entitled to a $2,100,000 undrawn commitment fee

(the “Undrawn Commitment Fee”), which was recognized as additional finance income. As of December 31, 2014, we had an outstanding receivable of $18,497,860 from Varada, comprised of interest, principal and the Undrawn Commitment Fee, of which approximately $2,076,000 was over 90 days past due. Our Investment Manager believes that all contractual interest and principal payments and the Undrawn Commitment Fee are still collectible based on the estimated fair value of the collateral securing the loan net the related estimated costs to sell the collateral.  As a result, we continue to recognize finance income on an accrual basis.

•         On October 29, 2013, we, together with a third-party creditor, made a superpriority, secured term loan (the “Bridge Loan”) to Green Field Energy Services, Inc. and its affiliates (collectively, “Green Field”), of which our share was $7,500,000. The Bridge Loan matured in 45 days, bore interest at LIBOR plus 10% per year and was secured by a superpriority security interest in all of Green Field’s assets. On November 26, 2013, our $7,500,000 portion of the Bridge Loan was rolled into a secured term loan (the “Term Loan”) to Green Field.  The Term Loan was scheduled to mature in 9 months, bore interest at LIBOR plus 10% per year and was secured by a superpriority security interest in all of Green Field’s assets. On March 18, 2014, Green Field satisfied its obligation in connection with the loan by making a prepayment of approximately $7,458,000, comprised of all outstanding principal and accrued interest. No material gain or loss was recorded as a result of this transaction.

•         On July 14, 2014, we, Fund Twelve and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Investment Manager (collectively “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”) in addition to the ICON Loan (collectively, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. The amendment qualified as a new loan and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of approximately $78,000 as a charge against finance income.

•          On September 24, 2014, we, Fund Twelve, Fund Fourteen and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, entered into a secured term loan credit facility agreement with Premier Trailer to provide a credit facility of up to $20,000,000, of which our commitment of $5,000,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 9% per year, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. Premier Trailer’s assets, including its fleet of trailers, were valued at approximately $64,088,000 on the date the transaction occurred.

Oil field Services Equipment

•         On February 15, 2013, a joint venture owned 58% by us, 38% by Fund Fourteen and 4% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased onshore oil field services equipment from Go Frac for approximately $11,804,000. Simultaneously, the equipment was leased to Go Frac for a period of 45 months, expiring on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for approximately $165,000, which was leased to Go Frac for a period of 45 months, expiring on April 30, 2017. Our total contribution to the joint venture was approximately $5,330,000. On December 30, 2013, the joint venture assigned the remaining 35 and 40 monthly rental payments totaling $7,028,793 due to the joint venture from Go Frac to Element Financial Corp. (“Element”) in exchange for Element making a $6,464,372 non-recourse loan to the joint venture. The non-recourse loan bears interest at a fixed rate of 6.0% and matures on April 30, 2017. During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations in February 2015.  In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. As a result, we are in the process of repossessing our equipment and intend to sell such equipment in the near future. During the fourth quarter of 2014, we recognized an impairment charge of approximately $4,026,000 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. As the market for the oil and gas hydraulic fracturing industry continues to decline in 2015, we estimate that we may incur additional losses ranging from $500,000 to $1,500,000 based on the ultimate realized value from selling such equipment within the next six months.

Marine Vessels

•         On April 2, 2013, two joint ventures each owned 55% by us and 45% by Fund Fourteen purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from wholly-owned subsidiaries of Ardmore. Simultaneously, the vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years.  The aggregate purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits.

•          On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the SIVA Vessels from Siva Global for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was approximately $1,022,000.

•          On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen purchased an offshore supply vessel from Pacific Crest for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was approximately $1,617,000.

Mining Equipment

•         On August 3, 2012, a joint venture owned 96% by us and 4% by ECI Partners purchased mining equipment for approximately $10,519,000. The equipment is subject to a 39-month lease with Murray that expires on October 31, 2015.  On September 9, 2013, the joint venture assigned the remaining 25 monthly rental payments totaling $6,812,019 due to the joint venture from Murray to People’s Capital and Leasing Corp. (“People’s Capital”) in exchange for People’s Capital making a $6,413,574 non-recourse loan to the joint venture. The non-recourse loan bears interest at a rate of 5.75% per year and matures on October 1, 2015.

•          On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Spurlock. Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt.  Our contribution to the joint venture was approximately $2,693,000.

Telecommunications Equipment

•         On June 9, 2011, a joint venture owned by us and Fund Fourteen purchased approximately $6,359,000 of telecommunications equipment and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). The base term of the lease schedule was for a period of 36 months, commencing on July 1, 2011. On August 11, 2011, we contributed approximately $1,836,000 of capital, inclusive of acquisition fees. Subsequent to our capital contribution, the joint venture was owned 29.2% by us and 70.8% by Fund Fourteen. On October 20, 2011, we exchanged our 29.2% ownership interest in the joint venture for our proportionate share of the lease schedules that were previously owned by the joint venture. Upon the completion of the exchange, the joint venture was terminated. No material gain or loss was recorded as a result of this transaction. On May 30, 2014, Global Crossing exercised its option to purchase the telecommunications equipment prior to lease expiration at the purchase option price of approximately $328,000.  In accordance with the terms of the lease, Global Crossing paid the final monthly lease payment of approximately $60,000.

Trucks and Trailers

•          On March 28, 2014, a joint venture owned 27.5% by us, 60% by Fund Twelve and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was approximately $3,266,000. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of approximately $1,500,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000.

Photolithograph Immersion Scanner

•          On December 1, 2014, we, through ICON Taiwan Semiconductor, LLC Taiwan Branch (f/k/a ICON Inotera, LLC Taiwan Branch), the Taiwan branch of our wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (f/k/a ICON Inotera, LLC), purchased a photolithograph immersion scanner for $77,723,338. The purchase was financed through a letter of credit facility (the “LC Facility”) provided by DBS Bank Ltd. We entered into a 24-month lease with Inotera, which commenced simultaneously upon the purchase of the scanner. The LC Facility had a term of 2 months and bore interest at 3.48% per year. On January 5, 2015, the LC Facility was repaid in full through cash of $14,157,628 and a drawdown on a senior loan facility (the “Senior Facility”) with DBS Bank (Taiwan) Ltd. The Senior Facility has a term of 24 months and bears interest at a rate of 2.55% per year for tranche A and 6.51% per year for tranche B. As of the drawdown date of January 5, 2015, $48,597,638 and $14,968,072 of the Senior Facility was allocated to tranche A and tranche B, respectively. The Senior Facility is secured by, among other things, an assignment of the rental payments under the lease with Inotera and a first priority security interest in the scanner.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2014 and 2013, we paid acquisition fees to our Investment Manager of $2,502,515 and $7,184,975, respectively.

Subsequent Event

On January 30, 2015, Superior satisfied its obligations in connection with the secured term loan by making a prepayment of approximately $2,550,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $74,000.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•               Lease classification and revenue recognition;

•               Asset impairments;

•               Depreciation;

•               Notes receivable and revenue recognition; and

•               Credit quality of notes receivable and finance leases and credit loss reserve.

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

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of operations. Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Investment Manager  monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Investment Manager may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Investment Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Investment Manager then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

When our Investment Manager  deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Results of Operations for the Years Ended December 31, 2014 (“2014”) and 2013 (“2013”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2014		2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - product tankers	$29,515,702	27%	$31,262,890	23%
Platform supply vessels	23,733,731	22%	22,135,705	16%
Oil field services equipment	18,250,896	17%	28,259,026	21%
Lubricant manufacturing and blending equipment	9,336,918	8%	9,430,935	7%
Vessel - tanker	7,449,455	7%	7,612,365	6%
Marine - dry bulk vessels	5,595,856	5%	5,752,690	4%
Trailers	5,285,695	5%	7,105,225	5%
Marine - asphalt carrier	4,864,710	4%	6,825,681	5%
Metal pipe and tube manufacturing equipment	2,489,431	2%	2,526,063	2%
Rail support construction equipment	1,747,023	2%	1,931,228	2%
Aircraft parts	966,362	1%	1,687,868	1%
Telecommunications equipment	-	-	10,165,395	8%
	$109,235,779	100%	$134,695,071	100%

The net carrying value of our financing transactions includes the balances of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During 2014 and 2013, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2014	2013
Varada Ten Pte. Ltd	Oil field services equipment	29%	6%
Gallatin Marine Management, LLC	Platform supply vessel	16%	22%
Ardmore Shipping Ltd.	Marine - product tankers	14%	14%
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	8%	11%
NTS Communications, Inc.	Telecommunications equipment	6%	10%
		73%	63%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $966,362. No finance income was recognized since the date the loan was impaired during 2014. We recognized $197,010 and $256,846 of finance income related to VAS during the years ended December 31, 2014 and 2013, respectively, prior to the loan being impaired. As of December 31, 2013, the net carrying value of the loan related to VAS was $1,687,869.

As of December 31, 2013, we fully reserved Kanza’s remaining loan balance of $1,972,530.  During 2014, our Investment Manager evaluated the collectability of the judgment against Kanza and its guarantors and, based on the findings, determined to write off the fully-reserved loan as of December 31, 2014. No finance income was recognized on the impaired loan related to Kanza during the years ended December 31, 2014 and 2013.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2014		2013
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Photolithograph immersion scanner	$77,996,663	48%	$-	-
Marine - container vessels	71,329,981	44%	76,405,717	76%
Mining equipment	8,675,135	5%	13,033,237	13%
Oil field services equipment	5,200,000	3%	10,849,919	11%
	$163,201,779	100%	$100,288,873	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During 2014 and 2013, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2014	2013
Hoegh Autoliners Shipping AS	Marine - container vessels	48%	55%
Murray Energy Corporation	Mining equipment	29%	33%
Go Frac, LLC	Oil field services equipment	12%	12%
Inotera Memories, Inc.	Photolithograph immersion scanner	11%	-
		100%	100%

Non-performing Assets within Operating Lease Transactions

During 2014, we recognized an impairment charge of approximately $4,026,000 on the leased equipment related to Go Frac. As of December 31, 2014 and 2013, the net carrying value of the leased equipment related to Go Frac was $5,200,000 and $10,849,919, respectively. Rental income of $2,446,608 and $2,116,407 was recognized with respect to the lease with Go Frac during the years ended December 31, 2014 and 2013, respectively.

Revenue for 2014 and 2013 is summarized as follows:

	Years Ended December 31,
	2014	2013	Change
Finance income	$14,762,117	$11,724,893	$3,037,224
Rental income	20,490,276	17,998,257	2,492,019
Income from investment in joint ventures	2,287,746	840,389	1,447,357
Other (loss) income	(162,685)	764,926	(927,611)
Total revenue	$37,377,454	$31,328,465	$6,048,989

Total revenue for 2014 increased $6,048,989, or 19.3%, as compared to 2013. The increase in finance income was primarily due to additional finance income of approximately $3,640,000 recognized in 2014 related to the note receivable we entered into with Varada in October 2013 and the related Undrawn Commitment Fee.  The increase was partially offset by a decrease in finance income due to several prepayments or maturities on our financing receivables in excess of additional income generated from financing receivables entered into during 2013 and 2014. The increase in rental income was primarily due to the operating lease we entered into with Inotera in December 2014.  The increase in income from investment in joint ventures was due to five new joint ventures we entered into during 2013 and 2014. The change from other income to other loss was primarily due to an unfavorable change in foreign currency exchange rates related to our note receivable with Quattro, which is denominated in Pound Sterling.

Expenses for 2014 and 2013 are summarized as follows:

	Years Ended December 31,
	2014	2013	Change
Management fees	$1,815,734	$1,379,888	$435,846
Administrative expense reimbursements	2,033,317	4,435,631	(2,402,314)
General and administrative	2,038,656	1,236,036	802,620
Interest	5,302,956	4,849,425	453,531
Depreciation	12,966,125	10,840,551	2,125,574
Impairment loss	4,026,090	-	4,026,090
Credit loss	634,706	12,530	622,176
Total expenses	$28,817,584	$22,754,061	$6,063,523

Total expenses for 2014 increased $6,063,523, or 26.6%, as compared to 2013. The increase primarily related to an (i) impairment loss recorded in 2014 in connection with the equipment on lease to Go Frac with no comparable loss in 2013, (ii) increase in depreciation expense due to the purchase of equipment on lease to Inotera in 2014, (iii) increase in general and administrative expenses primarily due to an increase in legal, consulting and state tax expenses, (iv) increase in credit loss due to partially reserving our note receivable with VAS during 2014, (v) increase in interest expense as a result of entering into additional non-recourse long-term debt during and subsequent to 2013 primarily related to the purchase of equipment on lease to Inotera and (vi) increase in management fees primarily due to the prepayment of four notes receivable during 2014. These increases were partially offset by a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $1,669,259, from net income of $1,505,550 in 2013 to net loss of $163,709 in 2014. The decrease was primarily due to the recognition of an impairment loss during 2014 related to our joint venture with ECI Partners and Fund Fourteen that owns the equipment on lease to Go Frac, partially offset by net income related to our joint ventures with Fund Fourteen, which invested in two new finance leases in April 2013.

Net Income Attributable to Fund Fifteen

As a result of the foregoing factors, net income attributable to us for 2014 and 2013 was $8,723,579 and $7,068,854, respectively. The net income attributable to us per weighted average Interest outstanding for 2014 and 2013 was $43.73 and $37.54, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2014 compared to December 31, 2013.

Total Assets

Total assets increased $42,878,452, from $277,768,205 at December 31, 2013 to $320,646,657 at December 31, 2014. The increase in total assets was primarily the result of entering into additional non-recourse long-term debt and cash received from operating income during 2014. Cash received from operating income and additional non-recourse long-term debt was used to purchase the equipment on lease to Inotera and enter into four new joint ventures during 2014. The increase was partially offset by distributions paid to our partners and noncontrolling interests and an impairment loss recorded in connection with the equipment on lease to Go Frac.

Total Liabilities

Total liabilities increased $51,564,703, from $109,969,220 at December 31, 2013 to $161,533,923 at December 31, 2014. The increase was primarily the result of additional non-recourse long-term debt incurred in 2014 related to the purchase of equipment on lease to Inotera, partially offset by the paydown of non-recourse long-term debt in 2014.

Equity

Equity decreased $8,686,251, from $167,798,985 at December 31, 2013 to $159,112,734 at December 31, 2014. The decrease primarily related to distributions paid to our partners and noncontrolling interests, partially offset by our net income in 2014.

Liquidity and Capital Resources

Summary

At December 31, 2014 and 2013, we had cash of $20,340,317 and $24,297,314, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of December 31, 2014, the cash reserve was $983,445. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

We have used the net proceeds of the offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia and elsewhere.  We have sought and continue to seek to acquire a portfolio of Capital Assets that is comprised of transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of Capital Assets or interests therein at the maturity of the investment, or (c) a combination of both.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. At December 31, 2014, we had $5,637,198 available under a revolving line of credit pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 8 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$23,801,708	$21,013,872
Investing activities	(1,775,918)	(69,641,167)
Financing activities	(25,982,787)	34,933,676
Net decrease in cash	$(3,956,997)	$(13,693,619)

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities increased $2,787,836, from $21,013,872 in 2013 to $23,801,708 in 2014. The increase was primarily related to an increase in rental payments received on our operating leases and interest received on our finance leases as a result of entering into one new operating lease and two new finance leases during or subsequent to 2013 and an increase in distributions received from joint ventures as a result of entering into four new joint ventures subsequent to 2013. The increase was partially offset by our receipt of a security deposit during 2013 with no comparable amount received during 2014.

Investing Activities

Cash used in investing activities decreased $67,865,249, from $69,641,167 in 2013 to $1,775,918 in 2014. The decrease was primarily related to a decrease in cash used for investments during 2014 as compared to 2013 and increased principal received on notes receivable as a result of the prepayment of four notes receivable during 2014.

Financing Activities

Cash flows from financing activities decreased $60,916,463, from a source of cash of $34,933,676 in 2013 to a use of cash of $25,982,787 in 2014. The decrease primarily related to our offering period ending on June 6, 2013, proceeds received from additional non-recourse long-term debt and a decrease in contributions by noncontrolling interests, partially offset by fewer distributions paid to noncontrolling interests in 2014.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2014 of $146,012,447 related to the vessels, the Lewek Ambassador, the Hoegh Copenhagen, the Ardmore Capella and the Ardmore Calypso, and certain mining, oil field services and photolithograph scanning equipment. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2014, the total carrying value of assets subject to non-recourse long term debt was $209,087,320.

At December 31, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

Revolving Line of Credit, Recourse

We entered into an agreement with CB&T for a revolving line of credit through March 31, 2015 of up to $10,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At December 31, 2014, we had $5,637,198 available under the Facility pursuant to the borrowing base.

We are in the process of extending the term of our Facility. However, there can be no assurance that we and CB&T will finalize such extension.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $159,590 and $147,137 to our General Partner in 2014 and 2013, respectively. We paid distributions to our limited partners in the amount of $15,799,439 and $14,566,524 in 2014 and 2013, respectively. We paid distributions to our noncontrolling interests in the amount of $1,296,007 and $5,112,316 in 2014 and 2013, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings” above. We had no borrowings under the Facility at December 31, 2014.

At December 31, 2014, we had non-recourse and other debt obligations. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of the non-recourse debt. At December 31, 2014, our outstanding non-recourse long-term indebtedness and seller’s credits totaled $152,246,149.

Principal and interest maturities of our debt and related interest consisted of the following at December 31, 2014:

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter

Non-recourse debt	$146,012,447	$39,657,931	$57,127,849	$27,143,334	$22,083,333
Non-recourse debt interest*	16,062,899	5,338,943	6,743,647	2,986,626	993,683
Seller's credit	8,200,000	-	-	-	8,200,000
	$170,275,346	$44,996,874	$63,871,496	$30,129,960	$31,277,016
* Based on fixed or variable rates in effect at December 31, 2014.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2014, we had restricted cash of $1,189,420, which is presented within other assets in our consolidated balance sheets.

We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligation related to this agreement was approximately $146,000 at December 31, 2014 and is included in accrued expenses and other liabilities on our consolidated balance sheets.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Partners

ICON ECI Fund Fifteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON ECI Fund Fifteen, L.P. (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON ECI Fund Fifteen, L.P.  at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

March 18, 2015

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Cash	$20,340,317	$24,297,314
Net investment in notes receivable	59,584,520	80,709,528
Leased equipment at cost (less accumulated depreciation of
$25,974,093 and $13,007,968, respectively)	163,201,779	100,288,873
Net investment in finance leases	49,651,259	53,985,543
Investment in joint ventures	22,255,221	13,142,459
Other assets	5,613,561	5,344,488
Total assets	$320,646,657	$277,768,205
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$146,012,447	$96,310,220
Due to General Partner and affiliates, net	2,870,701	2,940,943
Accrued expenses and other liabilities	12,650,775	10,718,057
Total liabilities	161,533,923	109,969,220

Commitments and contingencies (Note 13)

Equity:
Partners' equity:
Limited partners	149,696,027	156,859,123
General Partner	(255,695)	(183,341)
Total partners' equity	149,440,332	156,675,782
Noncontrolling interests	9,672,402	11,123,203
Total equity	159,112,734	167,798,985
Total liabilities and equity	$320,646,657	$277,768,205

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013
Revenue:
Finance income	$14,762,117	$11,724,893
Rental income	20,490,276	17,998,257
Income from investment in joint ventures	2,287,746	840,389
Other (loss) income	(162,685)	764,926
Total revenue	37,377,454	31,328,465

Expenses:
Management fees	1,815,734	1,379,888
Administrative expense reimbursements	2,033,317	4,435,631
General and administrative	2,038,656	1,236,036
Interest	5,302,956	4,849,425
Depreciation	12,966,125	10,840,551
Impairment loss	4,026,090	0
Credit loss	634,706	12,530
Total expenses	28,817,584	22,754,061
Net income	8,559,870	8,574,404
Less: net (loss) income attributable to noncontrolling interests	(163,709)	1,505,550
Net income attributable to Fund Fifteen	$8,723,579	$7,068,854

Net income attributable to Fund Fifteen allocable to:
Limited partners	$8,636,343	$6,998,166
General Partner	87,236	70,688
	$8,723,579	$7,068,854

Weighted average number of limited partnership interests outstanding	197,489	186,434

Net income attributable to Fund Fifteen per weighted average limited
partnership interest outstanding	$43.73	$37.54

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2012	150,972	$123,633,993	$(106,892)	$123,527,101	$6,395,368	$129,922,469

Net income	-	6,998,166	70,688	7,068,854	1,505,550	8,574,404
Proceeds from sale of limited
partnership interests	46,625	46,247,313	-	46,247,313	-	46,247,313
Sales and offering expenses	-	(5,357,916)	-	(5,357,916)	-	(5,357,916)
Redemption of limited partnership
interests	(108)	(95,909)	-	(95,909)	-	(95,909)
Distributions	-	(14,566,524)	(147,137)	(14,713,661)	(5,112,316)	(19,825,977)
Investments by noncontrolling interests	-	-	-	-	8,334,601	8,334,601
Balance, December 31, 2013	197,489	156,859,123	(183,341)	156,675,782	11,123,203	167,798,985

Net income (loss)	-	8,636,343	87,236	8,723,579	(163,709)	8,559,870
Distributions	-	(15,799,439)	(159,590)	(15,959,029)	(1,296,007)	(17,255,036)
Investments by noncontrolling interests	-	-	-	-	8,915	8,915
Balance, December 31, 2014	197,489	$149,696,027	$(255,695)	$149,440,332	$9,672,402	$159,112,734

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$8,559,870	$8,574,404
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	2,241,676	2,066,048
Credit loss	634,706	12,530
Rental income paid directly to lenders by lessees	(5,674,892)	(544,961)
Income from investment in joint ventures	(2,287,746)	(840,389)
Depreciation	12,966,125	10,840,551
Impairment loss	4,026,090	-
Interest expense on non-recourse financing paid directly to lenders by
lessees	548,075	58,844
Interest expense from amortization of debt financing costs	206,988	228,576
Interest expense from amortization of seller's credit	300,190	284,770
Other financial loss (gain)	296,250	(591,095)
Paid-in-kind interest	33,932	132,820
Changes in operating assets and liabilities:
Other assets	(485,155)	(3,157,531)
Deferred revenue	771,923	121,033
Due from General Partner and affiliates, net	(104,174)	(126,043)
Distributions from joint ventures	713,093	-
Accrued expenses and other liabilities	1,054,757	3,954,315
Net cash provided by operating activities	23,801,708	21,013,872
Cash flows from investing activities:
Purchase of equipment	(16,339,411)	(22,034,131)
Investment in joint ventures	(8,755,315)	(12,302,070)
Principal received on finance leases	4,048,431	3,419,495
Investment in notes receivable	(9,009,923)	(56,740,141)
Distributions received from joint ventures in excess of profits	1,217,206	-
Principal received on notes receivable	27,063,094	18,015,680
Net cash used in investing activities	(1,775,918)	(69,641,167)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(8,736,666)	(8,081,609)
Proceeds from non-recourse long-term debt	-	12,877,946
Sale of limited partnership interests	-	46,247,313
Sales and offering expenses paid	-	(4,282,689)
Deferred charges paid	-	(240,000)
Investments by noncontrolling interests	8,915	8,334,601
Distributions to noncontrolling interests	(1,296,007)	(5,112,316)
Repurchase of limited partnership interests	-	(95,909)
Distributions to partners	(15,959,029)	(14,713,661)
Net cash (used in) provided by financing activities	(25,982,787)	34,933,676
Net decrease in cash	(3,956,997)	(13,693,619)
Cash, beginning of year	24,297,314	37,990,933
Cash, end of year	$20,340,317	$24,297,314

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,066,809	$3,802,835

Supplemental disclosure of non-cash investing and financing activities:
Organizational and offering expenses charged to equity	$-	$1,075,227
Equipment purchased with non-recourse long-term debt paid directly to seller	$63,565,710	$22,750,000
Equipment purchased with subordinated non-recourse financing provided by
seller	$-	$(4,488,041)
Extinguishment of minimum rents receivable on net investment in finance lease	$-	$4,488,041
Interest reserve net against principal repayment of note receivable	$206,250	$-
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$5,674,892	$544,961

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

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

With the proceeds from limited partnership interests (“Interests”) sold and the cash generated from our initial investments, we (i) primarily originate or acquire a diverse pool of investments in domestic and international companies, which investments are primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by business-essential equipment and corporate infrastructure (collectively, “Capital Assets”) utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that ICON GP 15, LLC, a Delaware limited liability company and our general partner (the “General Partner”), believes will provide us with a satisfactory, risk-adjusted rate of return, (ii) pay fees and expenses and (iii) establish a cash reserve.

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

As of July 28, 2011 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of Interests, at which time we commenced operations. Upon the commencement of operations, we returned the initial capital contribution of $1,000 to our Investment Manager. From June 6, 2011 through June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. During the period from the Initial Closing Date through June 6, 2013, we paid the following commissions and fees in connection with our offering of Interests: (i) sales commissions to third parties in the amount of $13,103,139 and (ii) dealer-manager fees in the amount of $5,749,021 to ICON Securities, LLC, formerly known as ICON Securities Corp., an affiliate of our General Partner and the dealer-manager of our offering (“ICON Securities”). In addition, during such period, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,730,919, which were recorded as a reduction of partners’ equity.

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

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

We account for our noncontrolling interests in joint ventures where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions.  We account for investments in joint ventures where we have virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, our original investments are recorded at cost and any distributions received are recorded as revenue.  All of our investments in joint ventures are subject to our impairment review policy.

We report noncontrolling interests as a separate component of consolidated equity and net income attributable to noncontrolling interests is included in consolidated net income. The attribution of net income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations.

Net income attributable to us per weighted average Interest outstanding is based upon the weighted average number of Interests outstanding during the year.

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

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the year ended December 31, 2013, the predominant cash inflows into restricted cash were related to interest income receipts associated with our leasing operations. The use of this cash was restricted pursuant to a provision in the non-recourse long-term debt agreement, and is presented within other assets in our consolidated balance sheets. For the year ended December 31, 2014, the predominant cash outflow from restricted cash was related to the release of such previously restricted cash to pay down certain non-recourse long-term debt. As a result, changes in restricted cash were classified within net cash provided by operating activities for both years.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in other assets on our consolidated balance sheets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 2 to 8 years, to the asset’s residual value.

Our Investment Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has been approved.  The factors considered in determining the estimated residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

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

December 31, 2014

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimated residual value is a critical component of and can directly influence the determination as to whether a lease is classified as an operating or a finance lease.

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of operations. Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Investment Manager  monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Investment Manager may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Investment Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Investment Manager then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

When our Investment Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We pay acquisition fees to our Investment Manager of 2.5% of the purchase price of the investment made in Capital Assets by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Assets over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed in our consolidated statements of operations.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

(3)           Net Investment in Notes Receivable

As of December 31, 2014 and 2013, we had net investment in note receivable on non-accrual status of $966,362 and $0, respectively. As of December 31, 2014, our net investment in note receivable related to Varada totaled $18,250,896, of which approximately $2,076,000 was over 90 days past due. We continue to account for the net investment in note receivable related to Varada on an accrual basis as our Investment Manager believes that all contractual interest and principal payments and the Undrawn Commitment Fee (as defined below) are still collectible based on the estimated fair value of the collateral securing

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

the loan net the related estimated costs to sell the collateral. As of December 31, 2013, we had no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	December 31,
	2014	2013
Principal outstanding (1)	$57,532,717	$78,504,378
Initial direct costs	3,464,975	5,504,320
Deferred fees	(781,186)	(1,326,640)
Credit loss reserve (2)	(631,986)	(1,972,530)
Net investment in notes receivable (3)	$59,584,520	$80,709,528
(1) As of December 31, 2014 and 2013, total principal outstanding related to our impaired loans was $966,362 and $1,972,530, respectively.

(2) As of December 31, 2014, the credit loss reserve of $631,986 was related to VAS (defined below) and as of December 31, 2013, the credit loss reserve of $1,972,530 was related to Kanza (defined below).

(3) As of December 31, 2014 and 2013, net investment in notes receivable related to our impaired loans was $966,362 and $0, respectively.

On October 27, 2011, we made a secured term loan in the amount of $6,850,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) as part of $7,500,000 term loan facility. The loan bore interest at 12.75% per year and was scheduled to mature in July 2017. On June 22, 2012, we increased the loan facility with NTS by making an additional $1,540,000 secured term loan. The loan bore interest at 12.75% per year and was for a period of 60 months. On September 27, 2012, we made an additional secured term loan to NTS in the amount of $1,127,500.  The loan bore interest at 12.75% per year and was for a period of 57 months.  The loans were secured by, among other things, a first priority security interest in equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. On June 6, 2014, NTS satisfied their obligations in connection with the three loans by making a prepayment of approximately $9,522,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $362,000. The prepayment fee was recognized as additional finance income.

On February 29, 2012, we made a secured term loan in the amount of $2,000,000 to VAS Aero Services, LLC (“VAS”) as part of a $42,755,000 term loan facility.  The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets. During 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Investment Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through.  While discussions on other options are still ongoing, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable.  As a result, the loan was placed on non-accrual status and a credit loss reserve of approximately $632,000 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the remaining balance of the loan was approximately $966,000. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $198,000 for the year ended December 31, 2014. No finance income was recognized since the date the loan was considered impaired.

On March 9, 2012, we made a secured term loan in the amount of $5,000,000 to Kanza Construction, Inc. (“Kanza”). The loan bore interest at 13% per year and was for a period of 60 months. The loan was secured by a first priority security interest in all of Kanza’s assets. As a result of Kanza’s unexpected financial hardship and failure to meet certain payment obligations, the loan was placed on a non-accrual status and we recorded a credit loss reserve of $1,960,000 during the year ended December 31, 2012 based on the estimated value of the recoverable collateral. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $97,000 for the year ended December 31, 2012. During the year ended December 31, 2013, we recorded an additional credit loss reserve of approximately $13,000 based on cash proceeds of approximately $503,000 received from the sale of the collateral. As of December 31, 2013, we fully reserved the remaining balance of the loan of $1,972,530. Although we received a judgment against Kanza and its guarantors covering the remaining balance of the loan,

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

our Investment Manager evaluated the collectability of such judgment and, based on the findings, determined to write off the fully-reserved loan as of December 31, 2014. To the extent that we recover all or any portion of such judgment from Kanza and/or its guarantors in the future, we will recognize the cash receipt as a gain. No finance income was recognized on the impaired loan during the years ended December 31, 2014 and 2013.

On July 10, 2012, we made a secured term loan in the amount of $5,750,000 to Vintage Partners, LLC (“Vintage Partners”).  The loan bore interest at 15% per year and was for a period of 60 months.  The loan was secured by, among other things, a first priority security interest in two containership vessels. On July 10, 2013, Vintage Partners satisfied its obligation related to the secured term loan by making a prepayment of approximately $5,690,000 to us, comprised of all outstanding principal and paid-in-kind and unpaid interest. As a result, we recognized additional finance income of approximately $49,000.

On July 24, 2012, we made a secured term loan in the amount of $2,500,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”) as part of a $5,000,000 term loan facility. The loan bore interest at 14% per year and was for a period of 66 months. The loan was secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable. On October 11, 2013, Frontier made a partial prepayment of approximately $433,000, which included a prepayment fee of approximately $45,000 that was recognized as additional finance income. On December 30, 2014, we sold all of our interest in the loan to Frontier Expansion and Development, LLC for $1,875,000. As a result, we recognized a loss and wrote off the remaining initial direct costs associated with the notes receivable totaling approximately $312,000 as a charge against finance income.

On December 17, 2012, we made a secured term loan in the amount of $5,800,000 to Platinum Energy Solutions, Inc. and Platinum Pressure Pumping, Inc. (collectively, “Platinum”) as part of a $15,000,000 term loan facility. The loan bore interest at the one-month London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% per year and was for a period of 48 months.  The loan was secured by, among other things, a first priority security interest in Platinum’s existing and thereafter acquired assets.  The assets included heavy duty trucks, blending, pumping and conveyor trailers and hydraulic pumps used to facilitate oil well hydraulic fracturing, cleaning and servicing. On October 4, 2013, Platinum satisfied its obligation related to the secured term loan by making a prepayment of approximately $5,853,000. We recognized a loss of approximately $385,000 due to the write-off of initial direct costs, which is included in finance income.

On March 1, 2013, we made a secured term loan in the amount of $7,200,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”) as part of a $12,000,000 secured term loan facility.  The loan bore interest at 12.25% per year and was for a period of 42 months.  The loan was secured by, among other things, a second priority security interest in all of Heniff’s assets, including tractors and stainless steel tank trailers. On December 30, 2014, Heniff made a partial prepayment in the aggregate amount of $3,929,355 on the loan, which included a prepayment fee and make whole interest of approximately $185,000. As part of the transaction, the remaining balance of the loan was sold and assigned for $2,400,000. No significant gain or loss was recorded as a result of this transaction.

On April 5, 2013, we made a secured term loan in the amount of $13,500,000 to Lubricating Specialties Company (“LSC”) as part of an $18,000,000 facility. The loan bears interest at 13.5% per year and matures on August 1, 2018. The loan is secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory. On December 11, 2013, LSC made a partial prepayment of $4,725,000, which included a prepayment fee of $225,000 that was recognized as additional finance income.

On July 12, 2013, we made a secured term loan in the amount of £4,000,000 (US$6,001,200) to Quattro Plant Limited (“Quattro”). The loan bears interest at 15% per year and is for a period of 36 months. The loan is secured by a second priority security interest in all of Quattro’s rail support construction equipment, all existing and future assets owned by Quattro and its accounts receivable.

On September 25, 2013, we, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt Carrier Shipping Company Limited (“Asphalt”), of which our share was $1,800,000 (the “Partnership Loan”). The Partnership Loan bears interest at 15.5% per year and matures on December 31, 2018. The Loan is secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest will first be provided to the third-party creditor and then to us.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

On October 4, 2013, we provided a $17,500,000 first drawdown on a secured term loan facility of up to $40,000,000 to Varada Ten Pte. Ltd. (“Varada”). The facility is comprised of three loans, each to be used toward the purchase or refinancing of a respective vessel. The facility bears interest at 15% per year and is for a period of approximately 96 months, depending on the delivery and acceptance dates of two of the vessels and the drawdown date with respect to the third vessel. As a result of, among other things, Varada’s failure to cause the completion of two additional vessels originally scheduled for delivery by September 30, 2014, the facility is currently secured by a first priority security interest in and earnings from one vessel that is being sub-chartered by Varada. In addition, Varada was expected to further drawdown on the facility by September 30, 2014, which did not take place. In accordance with the facility agreement, as Varada’s aggregate drawdown was less than $38,500,000 at September 30, 2014, we were entitled to a $2,100,000 undrawn commitment fee (the “Undrawn Commitment Fee”), which was recognized as additional finance income. As of December 31, 2014, we had an outstanding receivable of $18,497,860 from Varada, comprised of interest, principal and the Undrawn Commitment Fee, of which approximately $2,076,000 was over 90 days past due. Our Investment Manager believes that all contractual interest and principal payments and the Undrawn Commitment Fee are still collectible based on the estimated fair value of the collateral securing the loan net the related estimated costs to sell the collateral.  As a result, we continue to recognize finance income on an accrual basis.

On October 29, 2013, we, together with a third-party creditor, made a superpriority, secured term loan (the “Bridge Loan”) to Green Field Energy Services, Inc. and its affiliates (collectively, “Green Field”), of which our share was $7,500,000. The Bridge Loan matured in 45 days, bore interest at LIBOR plus 10% per year and was secured by a superpriority security interest in all of Green Field’s assets. On November 26, 2013, our $7,500,000 portion of the Bridge Loan was rolled into a secured term loan (the “Term Loan”) to Green Field.  The Term Loan was scheduled to mature in 9 months, bore interest at LIBOR plus 10% per year and was secured by a superpriority security interest in all of Green Field’s assets. On March 18, 2014, Green Field satisfied its obligation in connection with the loan by making a prepayment of approximately $7,458,000, comprised of all outstanding principal and accrued interest. No material gain or loss was recorded as a result of this transaction.

On July 14, 2014, we, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), each an entity also managed by our Investment Manager (collectively “ICON”), entered into a secured term loan credit facility agreement with two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”) in addition to the ICON Loan (collectively, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels.  The amendment qualified as a new loan and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of approximately $78,000 as a charge against finance income.

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

Credit loss allowance activities for the years ended December 31, 2014, and 2013 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2012	$1,960,000
Provisions	12,530
Write-offs, net of recoveries	-
Allowance for credit loss as of December 31, 2013	$1,972,530
Provisions	631,986
Write-offs, net of recoveries	(1,972,530)
Allowance for credit loss as of December 31, 2014	$631,986

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2014	2013
Marine vessels	$81,651,931	$81,651,931
Photolithograph immersion scanner	79,905,122	-
Mining equipment	19,388,278	19,388,278
Oil field services equipment	8,230,541	12,256,632
Leased equipment at cost	189,175,872	113,296,841
Less: accumulated depreciation	25,974,093	13,007,968
Leased equipment at cost, less accumulated depreciation	$163,201,779	$100,288,873

Depreciation expense was $12,966,125 and $10,840,551 for the years ended December 31, 2014 and 2013, respectively.

Mining Equipment

On August 3, 2012, a joint venture owned 96% by us and 4% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased mining equipment for approximately $10,519,000. The equipment is subject to a 39-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”) that expires on October 31, 2015. On September 9, 2013, the joint venture assigned the remaining 25 monthly rental payments totaling $6,812,019 due to the joint venture from Murray to People's Capital and Leasing Corp. (“People’s Capital”) in exchange for People’s Capital making a $6,413,574 non-recourse loan to the joint venture. The non-recourse loan bears interest at a rate of 5.75% per year and matures on October 1, 2015.

Oil field Services Equipment

On February 15, 2013, a joint venture owned 58% by us, 38% by Fund Fourteen and 4% by ECI Partners purchased onshore oil field services equipment from Go Frac, LLC (“Go Frac”) for approximately $11,804,000. Simultaneously, the equipment was leased to Go Frac for a period of 45 months, expiring on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for approximately $165,000, which was leased to Go Frac for a period of 45 months, expiring on April 30, 2017.  On December 30, 2013, the joint venture assigned the remaining 35 and 40 monthly rental payments totaling $7,028,793 due to the joint venture from Go Frac to Element Financial Corp. (“Element”) in exchange for Element making a $6,464,372 non-recourse loan to the joint venture. The non-recourse loan bears interest at a fixed rate of 6.0% and matures on April 30, 2017. During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations in February 2015.  In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. As a result, we are in the process of repossessing our equipment and intend to sell such equipment in the near future. During the fourth quarter of 2014, we recognized an impairment charge of approximately $4,026,000 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014. The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. As the market for the oil and gas hydraulic fracturing industry continues to decline in 2015, we estimate that we may incur additional losses ranging from $500,000 to $1,500,000 based on the ultimate realized value from selling such equipment within the next six months.

Photolithograph Immersion Scanner

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

On December 1, 2014, we, through ICON Taiwan Semiconductor, LLC Taiwan Branch (f/k/a ICON Inotera, LLC Taiwan Branch), the Taiwan branch of our wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (f/k/a ICON Inotera, LLC), purchased a photolithograph immersion scanner for $77,723,338. The purchase was financed through a letter of credit facility (the “LC Facility”) provided by DBS Bank Ltd. We entered into a 24-month lease with Inotera Memories, Inc. (“Inotera”), which commenced simultaneously upon the purchase of the scanner.

Aggregate annual minimum future rentals receivable due on our non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2014:

Years Ending December 31,
2015	$42,993,600
2016	35,867,330
2017	9,866,077
2018	9,855,000
2019	9,855,000
Thereafter	9,585,000
$118,022,007

(5)              Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	December 31,
	2014	2013
Minimum rents receivable	$63,558,572	$72,098,307
Estimated unguaranteed residual values	-	328,192
Initial direct costs	982,185	1,268,037
Unearned income	(14,889,498)	(19,708,993)
Net investment in finance leases	$49,651,259	$53,985,543

Telecommunications Equipment

On June 9, 2011, a joint venture owned by us and Fund Fourteen purchased approximately $6,359,000 of telecommunications equipment and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). The base term of the lease schedule was for a period of 36 months, commencing on July 1, 2011. On August 11, 2011, we contributed approximately $1,836,000 of capital, inclusive of acquisition fees. Subsequent to our capital contribution, the joint venture was owned 29.2% by us and 70.8% by Fund Fourteen. On October 20, 2011, we exchanged our 29.2% ownership interest in the joint venture for our proportionate share of the lease schedules that were previously owned by the joint venture. Upon the completion of the exchange, the joint venture was terminated. No material gain or loss was recorded as a result of this transaction. On May 30, 2014, Global Crossing exercised its option to purchase the telecommunications equipment prior to lease expiration at the purchase option price of approximately $328,000.  In accordance with the terms of the lease, Global Crossing paid the final monthly lease payment of approximately $60,000.

Marine Vessels

On April 2, 2013, two joint ventures each owned 55% by us and 45% by Fund Fourteen purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from wholly-owned subsidiaries of Ardmore Shipholding Limited (“Ardmore”).  Simultaneously, the vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years.  The aggregate purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years and thereafter consisted of the following at December 31, 2014:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

Years Ending December 31,
2015	$8,263,077
2016	8,254,140
2017	8,231,559
2018	28,123,421
2019	4,407,375
Thereafter	6,279,000
$63,558,572

(6)     Investment in Joint Ventures

On May 15, 2013, ICON Mauritius MI II, LLC (“ICON Mauritius MI II”), a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Investment Manager, and 21% by Fund Twelve purchased a portion of an approximately $208,000,000 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. ("JAC") from Standard Chartered Bank (“Standard Chartered”). The aggregate purchase price for the joint venture’s portion of the subordinated facility was $28,462,500. The subordinated credit facility bears interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was approximately $12,297,000.

The following table summarizes the results of operations from ICON Mauritius MI II for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Revenue	$4,000,314	$2,238,465
Net income	$3,954,250	$2,204,672
Our share of net income	$1,509,462	$840,389

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Spurlock Mining, LLC (f/k/a Blackhawk Mining, LLC) (“Spurlock”). Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt.  Our contribution to the joint venture was approximately $2,693,000.

On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the SIVA Coral and the SIVA Pearl (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The SIVA Coral and the SIVA Pearl were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was approximately $1,022,000.

On March 28, 2014, a joint venture owned 27.5% by us, 60% by Fund Twelve and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was approximately $3,266,000. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of approximately $1,500,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000.

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was approximately $1,617,000.

(7)           Non-Recourse Long-Term Debt

As of December 31, 2014 and December 31, 2013, we had $146,012,447 and $96,310,220 of non-recourse long-term debt, respectively.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2014, the total carrying value of assets subject to non-recourse long term debt was $209,087,320.

On March 28, 2013, two joint ventures owned 55% by us and 45% by Fund Fourteen drew down on their senior secured term loan facility with NIBC Bank N.V. (“NIBC”) in the aggregate amount of $22,750,000.  The interest rate on each loan is provided by NIBC each quarter, which was approximately 4.0% since inception, and the loans mature on March 31, 2018.

On September 9, 2013, a joint venture owned 96% by us and 4% by ECI Partners assigned the remaining 25 monthly rental payments totaling $6,812,019 due to the joint venture from Murray to People’s Capital in exchange for People’s Capital making a $6,413,574 non-recourse loan to the joint venture. The non-recourse loan bears interest at a rate of 5.75% per year and matures on October 1, 2015.

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

On December 1, 2014, we partly financed the acquisition of a photolithograph immersion scanner through the LC Facility. As of December 31, 2014, the balance of the LC facility was $63,565,710. The LC Facility had a term of 2 months and bore interest at 3.48% per year. On January 5, 2015, the LC Facility was repaid in full through cash of $14,157,628 and a drawdown on a senior loan facility (the “Senior Facility”) with DBS Bank (Taiwan) Ltd. (“DBS Taiwan”). The Senior Facility has a term of 24 months and bears interest at a rate of 2.55% per year for tranche A and 6.51% per year for tranche B. As of the drawdown date of January 5, 2015, $48,597,638 and $14,968,072 of the Senior Facility was allocated to tranche A and tranche B, respectively. The Senior Facility is secured by, among other things, an assignment of the rental payments under the lease with Inotera and a first priority security interest in the scanner.

As of December 31, 2014 and 2013, we had capitalized net debt financing costs of $1,024,568 and $850,162, respectively, which was included in other assets in our consolidated balance sheets. For the years ended December 31, 2014 and 2013, we recognized additional interest expense of $206,988 and $228,576, respectively, related to the amortization of debt financing costs.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter consisted of the following at December 31, 2014:

Years Ending December 31,
2015	$39,657,931
2016	48,380,242
2017	8,747,607
2018	21,476,667
2019	5,666,667
Thereafter	22,083,333
$146,012,447

At December 31, 2014, we were in compliance with all covenants related to our non-recourse long-term debt.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At December 31, 2014, we had $5,637,198 available under the Facility pursuant to the borrowing base.

We are in the process of extending the term of the Facility. However, there can be no assurance that we and CB&T will finalize such extension.

(9)           Transactions with Related Parties

We have entered into agreements with our General Partner, our Investment Manager and ICON Securities, whereby we pay or paid certain fees and reimbursements to these parties. ICON Securities was entitled to receive a 3.0% dealer-manager fee from the gross proceeds from sales of our Interests.

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

In addition, our General Partner and its affiliates are reimbursed for administrative expenses incurred in connection with our operations. Administrative expense reimbursements are costs incurred by our General Partner or its affiliates that are necessary to our operations. These costs include our General Partner’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to us based upon the percentage of time such personnel dedicate to us. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in our General Partner.

We paid distributions to our General Partner of $159,590 and $147,137 for the years ended December 31, 2014 and 2013, respectively. Our General Partner’s interest in our net income was $87,236 and $70,688 for the years ended December 31, 2014 and 2013, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2014	2013
ICON Capital, LLC	Investment Manager	Organizational and offering
		expense reimbursements (1)	$-	$243,063
ICON Securities, LLC	Dealer-manager	Dealer-manager fees (2)	-	1,319,845
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	2,502,515	7,184,975
ICON Capital, LLC	Investment Manager	Management fees (4)	1,815,734	1,379,888
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (4)	2,033,317	4,435,631
Fund Fourteen	Noncontrolling interest	Interest expense (4)	407,970	396,769
			$6,759,536	$14,960,171
(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

At December 31, 2014, we had a net payable of $2,870,701 due to our General Partner and its affiliates that primarily consisted of a note payable of approximately $2,609,000 and accrued interest of $30,000 due to Fund Fourteen related to its noncontrolling interest in a vessel, the Lewek Ambassador, and administrative expense reimbursements of approximately $257,000 due to our Investment Manager. At December 31, 2013, we had a net payable of $2,940,943 due to our General Partner and its affiliates that primarily consisted of a note payable of approximately $2,575,000 and accrued interest of $30,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, and administrative expense reimbursements of approximately $494,000 due to our Investment Manager.

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

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable or financing leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following tables summarize the valuation of our material non-financial and financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment or credit loss was recorded, while the carrying value of the assets is presented as of December 31, 2014 and 2013:

					Impairment Loss for the
	Carrying Value at	Fair Value at Impairment Date			Year Ended
	December 31, 2014	Level 1	Level 2	Level 3	December 31, 2014
Leased equipment at cost, net	$5,200,000	$-	$-	$5,200,000	$4,026,090

					Credit Loss for the
	Carrying Value at	Fair Value at Impairment Date			Year Ended
	December 31, 2014	Level 1	Level 2	Level 3	December 31, 2014
Net investment in note receivable	$966,362	$-	$-	$966,362	$634,706

					Credit Loss for the
	Carrying Value at	Fair Value at Impairment Date			Year Ended
	December 31, 2013	Level 1	Level 2	Level 3	December 31, 2013
Net investment in note receivable	$-	$-	$-	$-	$12,530

Our leased equipment was valued based on an estimated fair market value provided by an independent third-party appraiser. The estimated fair market value was based on inputs that are generally unobservable and are supported by little or no

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

market data and was classified within Level 3. The appraisal used a combination of the cost approach and the sales comparison approach as the primary basis with which the equipment was valued.

Our collateral dependent notes receivable were valued using inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3. For the credit loss recorded during the year ended December 31, 2014, our collateral dependent note receivable was valued based on the liquidation value of the collateral provided by an independent third-party appraiser. For the credit loss recorded during the year ended December 31, 2013, our collateral dependent note receivable was valued using the agreed upon sales price, which is a quoted price in an inactive market.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which includes fixed-rate notes receivable, fixed-rate non-recourse long-term debt, and seller’s credit included in accrued expenses and other liabilities on our consolidated balance sheets, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. In accordance with U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 10% and 17% as of December 31, 2014. Principal outstanding on fixed-rate non-recourse long-term debt and seller’s credit was discounted at rates ranging between 3.48% and 6.12% per year as of December 31, 2014.

	December 31, 2014
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$56,900,731	$56,974,322

Principal outstanding on fixed-rate non-recourse long-term debt	$125,992,447	$124,970,632

Seller's credit	$6,233,702	$6,222,917

(11)    Concentrations of Risk

In the normal course of business, we are exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a borrower, lessee or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to borrowers, lessees or other counterparties are dispersed across different industry segments within the United States and throughout the world.

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

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

For the year ended December 31, 2014, we had two lessees and one borrower that accounted for 57.3% of our rental income and finance income. For the year ended December 31, 2013, we had two lessees that accounted for 53.4% of our rental and finance income.

As of December 31, 2014, we had two lessees that accounted for approximately 46.6% of total assets. As of December 31, 2013, we had two lessees that accounted for approximately 38.8% of total assets.

As of December 31, 2014, we had three lenders that accounted for 79.0% of total liabilities. As of December 31, 2013, we had two lenders that accounted for 76.5% of total liabilities.

(12)    Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2014
	North
	America	Vessels (a)	Europe	Asia	Total
Revenue:
Finance income	$2,642,021	$11,360,866	$759,230	$-	$14,762,117
Rental income	$8,475,284	$9,853,174	$-	$2,161,818	$20,490,276
Income from investment in joint ventures	$616,993	$161,290	$-	$1,509,463	$2,287,746

	At December 31, 2014
Long-lived assets:
Net investment in finance leases	$-	$49,651,259	$-	$-	$49,651,259
Net investment in notes receivable	$18,078,406	$36,641,404	$4,864,710	$-	$59,584,520
Leased equipment at cost, net	$13,875,135	$71,329,981	$-	$77,996,663	$163,201,779
Investment in joint ventures	$4,742,542	$2,938,627	$-	$14,574,052	$22,255,221

(a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2013
	North
	America	Vessels (a)	Europe	Asia	Total
Revenue:
Finance income	$3,682,050	$7,643,068	$399,775	$-	$11,724,893
Rental income	$8,145,083	$9,853,174	$-	$-	$17,998,257
Income from investment in joint venture	$-	$-	$-	$840,389	$840,389

	At December 31, 2013
Long-lived assets:
Net investment in finance leases	$586,948	$53,398,595	$-	$-	$53,985,543
Net investment in notes receivable	$33,093,959	$40,789,888	$6,825,681	$-	$80,709,528
Leased equipment at cost, net	$23,883,156	$76,405,717	$-	$-	$100,288,873
Investment in joint venture	$-	$-	$-	$13,142,459	$13,142,459

(a) Vessels are generally free to trade worldwide.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2014, we had restricted cash of $1,189,420, which is presented within other assets in our consolidated balance sheets.

We have entered into a remarketing agreement with a third party.  Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement.  The present value of the obligation related to this agreement was approximately $146,000 at December 31, 2014 and is included in accrued expenses and other liabilities on our consolidated balance sheets.

(14)   Subsequent Event

On January 30, 2015, Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) satisfied its obligations in connection with the secured term loan by making a prepayment of approximately $2,550,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $74,000.

(15)     Income Tax Reconciliation (unaudited)

At December 31, 2014 and 2013, the partners’ equity included in the consolidated financial statements totaled $149,440,332 and $156,675,782, respectively. Our partner’s capital for federal income tax purposes at December 31, 2014 and 2013 totaled $154,199,320 and $170,867,269, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in tax income (loss) from joint ventures and depreciation and amortization between financial reporting purposes and federal income tax purposes.

The following table reconciles net income attributable to us for financial statement reporting purposes to the net income attributable to us for federal income tax purposes for the periods ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Net income attributable to Fund Fifteen per consolidated financial statements	$8,723,579	$7,068,854
Finance income	-	2,458,738
Rental income	811,580	(159,181)
Depreciation and amortization	(873,725)	(2,603,786)
Income from joint ventures	2,595,079	50,163
Other	2,611,201	(159,433)
Net income attributable to Fund Fifteen for federal income tax purposes	$13,867,714	$6,655,355

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Notes Receivable	Deduction	Balance at End of Year

Deducted from asset accounts:

Year Ended December 31, 2014
Credit loss reserve	$1,972,530	$631,986	$-	$1,972,530	$631,986

Year Ended December 31, 2013
Credit loss reserve	$1,960,000	$12,530	$-	$-	$1,972,530

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2014, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our General Partner believes that, as of December 31, 2014, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Title
Michael A. Reisner	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	42	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	44	Managing Director and Principal Financial and Accounting Officer
Blake E. Estes	41	Senior Managing Director and Counsel

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager, ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”), was formed in 1985. Our Investment Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	42	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	44	Managing Director and Principal Financial and Accounting Officer
Blake E. Estes	41	Senior Managing Director and Counsel
Harry Giovani	40	Managing Director and Chief Credit Officer

On January 9, 2015, Craig A. Jackson resigned as Managing Director and member of the investment committee of our Investment Manager. Following his resignation, the investment committee consists of Michael A. Reisner, Mark Gatto and Harry Giovani.

Michael A. Reisner, Co-Chairman, Co-CEO, Co-President and Director, joined ICON Capital in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON Capital, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-CEO, Co-President and Director, originally joined ICON Capital in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON Capital, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON Capital in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Christine H. Yap, Managing Director and Principal Financial and Accounting Officer, joined ICON Capital in May 2013 as a Senior Director of Accounting and Finance and was promoted to Principal Financial and Accounting Officer in September 2014. Ms. Yap was previously a Vice President and Fund Controller at W.P. Carey Inc. from October 2011 to December 2012. Prior to W.P. Carey, from June 1997 to October 2011, Ms. Yap was employed by PricewaterhouseCoopers LLP, rising to the level of Director. Ms. Yap received a B.S. in Accounting from Meredith College and an M.S. in Accounting from the University of Rhode Island and is a certified public accountant.

Blake E. Estes, Senior Managing Director and Counsel, joined ICON Capital in January 2011. Prior to joining ICON Capital, Mr. Estes was Associate General Counsel for JWM Partners, LLC, an SEC-registered manager of hedge funds and managed accounts that employed relative value arbitrage and macro trading strategies, where he was lead counsel for the front office trading and operations groups. Previously, Mr. Estes was an attorney with Sidley Austin LLP (2004 to 2006) and Cadwalader, Wickersham & Taft LLP (2000 to 2004) where his practice focused on structured credit products and credit and commodity derivatives.  Mr. Estes received a J.D. from Georgetown University Law Center where he was an Olin Fellow and a B.A. in Economics from the University of Texas at Austin.

Harry Giovani, Managing Director and Chief Credit Officer, joined ICON Capital in 2008. Most recently, from March 2007 to January 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

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

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31
Entity	Capacity	Description	2014	2013
ICON Capital, LLC	Investment Manager	Organizational and offering
		expense reimbursements (1)	$-	$243,063
ICON Securities, LLC	Dealer-manager	Dealer-manager fees (2)	-	1,319,845
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	2,502,515	7,184,975
ICON Capital, LLC	Investment Manager	Management fees (4)	1,815,734	1,379,888
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (4)	2,033,317	4,435,631
Fund Fourteen	Noncontrolling interest	Interest expense (4)	407,970	396,769
			$6,759,536	$14,960,171
(1) Amount capitalized and amortized to partners' equity.
(2) Amount charged directly to partners' equity.
(3) Amount capitalized and amortized to operations.
(4) Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our General Partner of $159,590 and $147,137 for the years ended December 31, 2014 and 2013, respectively. Our General Partner’s interest in our net income was $87,236 and $70,688 for the years ended December 31, 2014 and 2013, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)   As of March 13, 2015, no directors or officers of our General Partner own any of our equity securities.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2014 and 2013, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.  The following table presents the fees for both audit and non–audit services rendered by Ernst & Young LLP for the years ended December 31, 2014 and 2013:

	2014	2013
Audit fees	$453,775	$454,700
Tax fees	179,410	60,841
	$633,185	$515,541

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

March 18, 2015

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

March 18, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)