Form 10-Q
period 2015-03-31
ICON ECI FUND FIFTEEN, L.P.
filed 2015-05-13
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes o No ☑
Number of outstanding limited partnership interests of the registrant on May 8, 2015 is 197,385.

ICON ECI Fund Fifteen, L.P. Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statement of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 6
Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	24

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Cash	$19,535,072	$20,340,317
Net investment in notes receivable	55,948,454	59,584,520
Leased equipment at cost (less accumulated depreciation of
$31,021,908 and $25,974,093, respectively)	149,923,423	163,201,779
Net investment in finance leases	48,686,077	49,651,259
Assets held for sale	4,019,740	-
Investment in joint ventures	22,433,840	22,255,221
Other assets	4,995,763	5,613,561
Total assets	$305,542,369	$320,646,657
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$134,917,232	$146,012,447
Due to General Partner and affiliates, net	2,717,525	2,870,701
Accrued expenses and other liabilities	11,406,975	12,650,775
Total liabilities	149,041,732	161,533,923

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	147,586,784	149,696,027
General Partner	(276,403)	(255,695)
Total partners' equity	147,310,381	149,440,332
Noncontrolling interests	9,190,256	9,672,402
Total equity	156,500,637	159,112,734
Total liabilities and equity	$305,542,369	$320,646,657

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Finance income	$3,266,323	$3,520,708
Rental income	10,801,214	4,582,114
Income from investment in joint ventures	656,006	408,033
Other (loss) income	(281,375)	139,865
Total revenue	14,442,168	8,650,720

Expenses:
Management fees	398,164	249,980
Administrative expense reimbursements	402,887	682,544
General and administrative	542,928	492,774
Interest	1,728,112	1,330,297
Depreciation	8,078,356	2,764,416
Impairment loss	1,180,260	-
Credit loss	362,666	-
Total expenses	12,693,373	5,520,011
Net income	1,748,795	3,130,709
Less: net (loss) income attributable to noncontrolling interests	(113,426)	390,438
Net income attributable to Fund Fifteen	$1,862,221	$2,740,271

Net income attributable to Fund Fifteen allocable to:
Limited partners	$1,843,599	$2,712,868
General Partner	18,622	27,403
	$1,862,221	$2,740,271

Weighted average number of limited partnership interests outstanding	197,385	197,489

Net income attributable to Fund Fifteen per weighted average limited partnership
interest outstanding	$9.34	$13.74

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2014	197,489	$149,696,027	$(255,695)	$149,440,332	$9,672,402	$159,112,734

Net income (loss)	-	1,843,599	18,622	1,862,221	(113,426)	1,748,795
Distributions	-	(3,893,703)	(39,330)	(3,933,033)	(370,539)	(4,303,572)
Investments by noncontrolling interests	-	-	-	-	1,819	1,819
Repurchase of limited partnership
interests	(104)	(59,139)	-	(59,139)	-	(59,139)
Balance, March 31, 2015 (unaudited)	197,385	$147,586,784	$(276,403)	$147,310,381	$9,190,256	$156,500,637

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,748,795	$3,130,709
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	338,780	498,373
Credit loss	362,666	-
Rental income paid directly to lenders by lessees	(1,017,869)	(1,418,723)
Income from investment in joint ventures	(656,006)	(408,033)
Depreciation	8,078,356	2,764,416
Impairment loss	1,180,260	-
Interest expense on non-recourse financing paid directly to lenders by lessees	121,710	139,934
Interest expense from amortization of debt financing costs	110,992	53,310
Interest expense from amortization of seller's credit	77,579	73,562
Other financial loss (gain)	259,239	(38,371)
Paid-in-kind interest	4,744	12,798
Changes in operating assets and liabilities:
Other assets	843,819	9,233
Deferred revenue	(178,749)	(10,371)
Due to General Partner and affiliates, net	(157,920)	(380,075)
Distributions from joint ventures	477,387	-
Accrued expenses and other liabilities	(1,142,630)	251,596
Net cash provided by operating activities	10,451,153	4,678,358
Cash flows from investing activities:
Investment in joint ventures	-	(6,980,624)
Principal received on finance leases	894,998	954,798
Principal received on notes receivable	2,789,946	7,856,848
Net cash provided by investing activities	3,684,944	1,831,022
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(10,199,056)	(2,184,166)
Payment of debt financing costs	(381,394)	-
Investments by noncontrolling interests	1,819	975
Distributions to noncontrolling interests	(370,539)	(343,508)
Repurchase of limited partnership interests	(59,139)	-
Distributions to partners	(3,933,033)	(3,935,100)
Net cash used in financing activities	(14,941,342)	(6,461,799)
Net (decrease) increase in cash	(805,245)	47,581
Cash, beginning of period	20,340,317	24,297,314
Cash, end of period	$19,535,072	$24,344,895

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$948,707	$1,030,959

Supplemental disclosure of non-cash investing and financing activities:
Interest reserve net against principal repayment of note receivable	$-	$206,250
Transfer of leased equipment at cost, net, to assets held for sale	$4,019,740	$-
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$1,017,869	$1,278,789

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

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

(2)      Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The results for the interim period are not necessarily indicative of the results for the full year.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

ICON Capital, LLC, a Delaware limited liability company (the “Investment Manager”), monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Investment Manager may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

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

March 31, 2015

(unaudited)

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

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. ASU 2015-03 will be applied on a retrospective basis. The adoption of ASU 2015-03 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

(3)       Net Investment in Notes Receivable

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

As of March 31, 2015 and December 31, 2014, we had net investment in note receivable on non-accrual status of $603,696 and $966,362, respectively. As of March 31, 2015, our net investment in note receivable related to Varada Ten Pte. Ltd. (“Varada”) totaled $18,218,245, of which approximately $642,000 was over 90 days past due. As of December 31, 2014, our net investment in note receivable related to Varada totaled $18,250,896, of which approximately $2,076,000 was over 90 days past due. We continue to account for the net investment in note receivable related to Varada on an accrual basis as our Investment Manager believes that all contractual interest and principal payments and the undrawn commitment fee are still collectible based on the estimated fair value of the collateral securing the loan net the related estimated costs to sell the collateral.

Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2015	2014
Principal outstanding (1)	$54,527,913	$57,532,717
Initial direct costs	3,121,322	3,464,975
Deferred fees	(706,129)	(781,186)
Credit loss reserve (2)	(994,652)	(631,986)
Net investment in notes receivable (3)	$55,948,454	$59,584,520
(1) As of March 31, 2015 and December 31, 2014, total principal outstanding related to our impaired loan was $1,598,348.
(2) As of March 31, 2015 and December 31, 2014, the credit loss reserve of $994,652 and $631,986, respectively, was related to VAS (defined below).
(3) As of March 31, 2015 and December 31, 2014, net investment in note receivable related to our impaired loan was $603,696 and $966,362, respectively.

During the year ended December 31, 2014, VAS Aero Services, LLC (“VAS”) experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of approximately $632,000 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was approximately $966,000. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continues to charge VAS forbearance fees. Although discussions among the parties are still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of approximately $363,000 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. As of March 31, 2015, the net carrying value of the loan was approximately $604,000. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $62,000 for the three months ended March 31, 2014. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three months ended March 31, 2015.

On January 30, 2015, Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) satisfied their obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of approximately $2,550,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $74,000. As a result, we recognized additional finance income of approximately $31,000.

Credit loss allowance activities for the three months ended March 31, 2015 were as follows:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	362,666
Write-offs, net of recoveries	-
Allowance for credit loss as of March 31, 2015	$994,652

Credit loss allowance activities for the three months ended March 31, 2014 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2013	$1,972,530
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of March 31, 2014	$1,972,530

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2015	2014
Marine vessels	$81,651,931	$81,651,931
Photolithograph immersion scanner	79,905,122	79,905,122
Mining equipment	19,388,278	19,388,278
Oil field services equipment	-	8,230,541
Leased equipment at cost	180,945,331	189,175,872
Less: accumulated depreciation	31,021,908	25,974,093
Leased equipment at cost, less accumulated depreciation	$149,923,423	$163,201,779

Depreciation expense was $8,078,356 and $2,764,416 for the three months ended March 31, 2015 and 2014, respectively.

(5)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2015	2014
Minimum rents receivable	$61,526,283	$63,558,572
Initial direct costs	911,999	982,185
Unearned income	(13,752,205)	(14,889,498)
Net investment in finance leases	$48,686,077	$49,651,259

(6)       Assets Held for Sale

During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac, LLC’s (“Go Frac”) financial performance resulting in its failure to satisfy its lease payment obligations in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the fourth quarter of 2014, we recognized an impairment charge of approximately $4,026,000 based on a third-party appraised fair market value of the leased equipment as

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, our Investment Manager obtained quotes from multiple auctioneers and subsequently an auctioneer was engaged to sell the equipment at an auction to be held around mid-May of 2015. As of March 31, 2015, the equipment met the criteria to be classified as assets held for sale on our consolidated balance sheets.  As a result, we recognized an additional impairment charge of approximately $1,180,000 to write down the equipment to its estimated fair value, less cost to sell, of approximately $4,020,000.  The estimated fair value as of March 31, 2015 was primarily based on estimated sales proceeds as provided by multiple auctioneers ranging from approximately $3,400,000 to $5,400,000. To the extent the actual sales proceeds from the auction are at or below the lower end of the range, an additional loss will be recognized.

(7)     Investment in Joint Ventures

On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven, LLC and 21% by ICON Leasing Fund Twelve, LLC, each an entity also managed by our Investment Manager, purchased a portion of an approximately $208,000,000 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank at $28,462,500.

As of March 31, 2015, JAC was in technical default of the facility as a result of its failure to provide certain financial data to the joint venture. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved.  As a result, JAC failed to make the expected payment that was due to the joint venture during the three months ended March 31, 2015. Although this delayed payment did not trigger a payment default under the loan agreement, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. Our Investment Manager believes that all contractual interest and principal payments are still collectible and therefore, a credit loss reserve was not required by the joint venture as of March 31, 2015. To the extent the manufacturing facility does not resume operations in the near future, a credit loss reserve may be required by the joint venture.

The results of operations of the joint venture are summarized below:

	Three Months Ended March 31,
	2015	2014
Revenue	$1,152,580	$995,689
Net income	$1,142,854	$987,346
Our share of net income	$439,979	$377,468

(8)      Non-Recourse Long-Term Debt

As of March 31, 2015 and December 31, 2014, we had non-recourse long-term debt obligations of $134,917,232 and $146,012,447, respectively. As of March 31, 2015, our non-recourse long-term debt obligations had maturity dates ranging from October 1, 2015 to December 31, 2020 and interest rates ranging from 2.55% to 6.51% per year.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long term debt was $199,372,760 and $209,087,320, respectively.

At March 31, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

(9)      Revolving Line of Credit, Recourse

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

On March 31, 2015, we extended our revolving line of credit (the “Facility”) with California Bank & Trust (“CB&T”) through May 30, 2017 and the amount available under the Facility was increased to $12,500,000. As part of such amendment, we paid debt financing costs of $47,500. The Facility is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At March 31, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At March 31, 2015, we had $5,096,226 available under the Facility pursuant to the borrowing base.

(10)    Transactions with Related Parties

We paid distributions to our General Partner of $39,330 and $39,351 for the three months ended March 31, 2015 and 2014, respectively. Additionally, our General Partner’s interest in the net income attributable to us was $18,622 and $27,403 for the three months ended March 31, 2015 and 2014, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2015	2014
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$-	$308,973
ICON Capital, LLC	Investment Manager	Management fees (2)	398,164	249,980
		Administrative expense
ICON Capital, LLC	Investment Manager	reimbursements (2)	402,887	682,544
Fund Fourteen (defined below)	Noncontrolling interest	Interest expense (2)	101,162	99,941
			$902,213	$1,341,438

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

 At March 31, 2015, we had a net payable of $2,717,525 due to our General Partner and affiliates that primarily consisted of a note payable of approximately $2,614,000 and accrued interest of approximately $30,000 due to ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Investment Manager, related to its noncontrolling interest in a vessel, the Lewek Ambassador, and administrative expense reimbursements of approximately $78,000 due to our Investment Manager. At December 31, 2014, we had a net payable of $2,870,701 due to our General Partner and affiliates that primarily consisted of a note payable of approximately $2,609,000 and accrued interest of approximately $30,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, and administrative expense reimbursements of approximately $257,000 due to our Investment Manager.

(11)    Fair Value Measurements

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

March 31, 2015

(unaudited)

•         Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell such assets. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable or finance leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following tables summarize the valuation of our material non-financial and financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment or credit loss was recorded, while the carrying value of the assets is presented as of March 31, 2015:

					Impairment Loss for the
	Carrying Value at	Fair Value at Impairment Date			Three Months Ended
	March 31, 2015	Level 1	Level 2	Level 3	March 31, 2015
Assets held for sale	$4,019,740	$-	$-	$4,019,740	$1,180,260
(1) The equipment on lease to Go Frac was reclassified to assets held for sale as of March 31, 2015.

					Credit Loss for the
	Carrying Value at	Fair Value at Impairment Date			Three Months Ended
	March 31, 2015	Level 1	Level 2	Level 3	March 31, 2015
Net investment in note receivable	$603,696	$-	$-	$603,696	$362,666

The fair value at impairment for our assets held for sale was based on fair value less cost to sell. The estimated fair value was provided by an independent third-party auctioneer. The estimated fair value and costs to sell were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3.

Our collateral dependent note receivable was valued using inputs that are generally unobservable and are supported by little or no market data and was classified within Level 3. For the credit loss recorded during the three months ended March 31, 2015, our collateral dependent note receivable was valued based primarily on the liquidation value of the collateral provided by an independent third-party appraiser.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which includes fixed-rate notes receivable, fixed-rate non-recourse long-term debt, and seller’s credit included in accrued expenses and other liabilities on our consolidated balance sheets, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. In accordance with U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities and/or variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. Principal outstanding on fixed-rate notes receivable was discounted at rates ranging between 4.39% and 15.5% as of March 31, 2015. Principal outstanding on fixed-rate non-recourse long-term debt and seller’s credit was discounted at rates ranging between 2.65% and 6.58% per year as of March 31, 2015.

	March 31, 2015
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$53,533,261	$50,957,528

Principal outstanding on fixed-rate non-recourse long-term debt	$115,352,232	$114,347,529

Seller's credits	$6,305,665	$6,398,245

(12)   Commitments and Contingencies

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2015, we had restricted cash of  $1,189,438, which is presented within other assets in our consolidated balance sheets.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement was approximately $152,000 at March 31, 2015, which is included in accrued expenses and other liabilities on our consolidated balance sheets.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

After the net offering proceeds were invested, additional investments have been and will continue to be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our partners. The investment in additional Capital Assets in this manner is called “reinvestment.” We anticipate investing and reinvesting in Capital Assets from time to time during our five year operating period, which may be extended, at our General Partner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business during a time frame called the “liquidation period.”

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2014:

Notes Receivable

•          During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of approximately $632,000 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was approximately $966,000. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continues to charge VAS forbearance fees. Although discussions among the parties are still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of approximately $363,000 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. As of March 31, 2015, the net carrying value of the loan was approximately $604,000. Finance income recognized on the loan prior to recording the credit loss reserve was approximately $62,000 for the three months ended March 31, 2014. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three months ended March 31, 2015.

•          On January 30, 2015, Superior satisfied its obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of approximately $2,550,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $74,000. As a result, we recognized additional finance income of approximately $31,000.

Oil field Services Equipment

•          During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the fourth quarter of 2014, we recognized an impairment charge of approximately $4,026,000 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, our Investment Manager obtained quotes from multiple auctioneers and subsequently an auctioneer was engaged to sell the equipment at an auction to be held around mid-May of 2015. As of March 31, 2015, the equipment met the criteria to be classified as assets held for sale on our consolidated balance sheets.  As a result, we recognized an additional impairment charge of approximately $1,180,000 to write down the equipment to its estimated fair value, less cost to sell, of approximately $4,020,000.  The estimated fair value as of March 31, 2015 was primarily based on estimated sales proceeds as provided by multiple auctioneers ranging from approximately $3,400,000 to $5,400,000. To the extent the actual sales proceeds from the auction are at or below the lower end of the range, an additional loss will be recognized.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items, which will become effective for us on January 1, 2016. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2015		December 31, 2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - product tankers	$29,072,351	28%	$29,515,702	27%
Platform supply vessels	23,114,216	22%	23,733,731	22%
Oil field services equipment	18,218,245	17%	18,250,896	17%
Lubricant manufacturing and blending equipment	9,313,736	9%	9,336,918	8%
Vessel - tanker	7,409,285	7%	7,449,455	7%
Marine - dry bulk vessels	5,557,185	5%	5,595,856	5%
Trailers	5,274,634	5%	5,285,695	5%
Marine - asphalt carrier	4,369,550	4%	4,864,710	4%
Rail support construction equipment	1,701,633	2%	1,747,023	2%
Aircraft parts	603,696	1%	966,362	1%
Metal pipe and tube manufacturing equipment	-	-	2,489,431	2%
	$104,634,531	100%	$109,235,779	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Varada Ten Pte. Ltd.	Oil field services equipment	30%	18%
Gallatin Marine Management, LLC	Platform supply vessel	17%	18%
Ardmore Shipping Ltd.	Marine - product tankers	15%	15%
		62%	51%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of March 31, 2015 and December 31, 2014, the net carrying value of our impaired loan related to VAS was $603,696 and $966,362, respectively. No finance income was recognized since the date the loan was impaired during the year ended December 31, 2014. We recognized $62,337 of finance income related to VAS during the three months ended March 31, 2014 prior to the loan being impaired.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	March 31, 2015		December 31, 2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Photolithograph immersion scanner	$72,276,765	48%	$77,996,663	48%
Marine - container vessels	70,061,048	47%	71,329,981	44%
Mining equipment	7,585,610	5%	8,675,135	5%
Oil field services equipment	-	-	5,200,000	3%
	$149,923,423	100%	$163,201,779	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Inotera Memories, Inc.	Photolithograph immersion scanner	61%	-
Hoegh Autoliners Shipping AS	Marine - container vessels	23%	54%
Murray Energy Corporation	Mining equipment	14%	33%
Go Frac, LLC	Oil field services equipment	2%	13%
		100%	100%

Impaired Assets within Operating Lease Transactions

As of March 31, 2015, the leased equipment related to Go Frac was classified as assets held for sale on our consolidated balance sheets. As a result, during the 2015 Quarter, we recognized an impairment charge of approximately $1,180,000 to write down the equipment to its estimated fair value, less cost to sell, of $4,019,740. As of December 31, 2014, the net carrying value of the leased equipment related to Go Frac was $5,200,000. Rental income of $210,782 and $2,446,608 was recognized with respect to the lease with Go Frac during the three months ended March 31, 2015 and 2014, respectively.

Revenue for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended March 31,
	2015	2014	Change
Finance income	$3,266,323	$3,520,708	$(254,385)
Rental income	10,801,214	4,582,114	6,219,100
Income from investment in joint ventures	656,006	408,033	247,973
Other (loss) income	(281,375)	139,865	(421,240)
Total revenue	$14,442,168	$8,650,720	$5,791,448

Total revenue for the 2015 Quarter increased $5,791,448, or 66.9%, as compared to the 2014 Quarter. The increase in revenue was primarily due to entering into an operating lease with Inotera Memories, Inc. (“Inotera”) and four new joint ventures during or subsequent to the 2014 Quarter. This increase was partially offset by a change from other income in the 2014 Quarter to other loss in the 2015 Quarter due to an unfavorable change in foreign currency exchange rates related to our note receivable with Quattro Plant Limited, which is denominated in Pound Sterling. The decrease in finance income was due to several prepayments or maturities on our financing receivables subsequent to the 2014 Quarter, which was partially offset by entering into two new notes receivable subsequent to the 2014 Quarter.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended March 31,
	2015	2014	Change
Management fees	$398,164	$249,980	$148,184
Administrative expense reimbursements	402,887	682,544	(279,657)
General and administrative	542,928	492,774	50,154
Interest	1,728,112	1,330,297	397,815
Depreciation	8,078,356	2,764,416	5,313,940
Impairment loss	1,180,260	-	1,180,260
Credit loss	362,666	-	362,666
Total expenses	$12,693,373	$5,520,011	$7,173,362

Total expenses for the 2015 Quarter increased $7,173,362, or 130.0%, as compared to the 2014 Quarter. The increase in total expenses was primarily due to (i) an increase in depreciation expense on equipment acquired pursuant to the operating lease with Inotera that we entered into subsequent to the 2014 Quarter, (ii) an impairment loss recorded during the 2015 Quarter in connection with the equipment previously on lease to Go Frac with no comparable loss in the 2014 Quarter, (iii) an increase in interest expense on our additional non-recourse long-term debt incurred for the purpose of acquiring the equipment on lease to Inotera and (iv) additional credit loss recorded during the 2015 Quarter related to VAS with no comparable loss in the 2014 Quarter.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests decreased $503,864, from net income of $390,438 in the 2014 Quarter to a net loss of $(113,426) in the 2015 Quarter. The decrease was primarily due to the recognition of an impairment loss during the 2015 Quarter related to our joint venture with ICON ECI Partners L.P., an entity also managed by our Investment Manager, and Fund Fourteen that owns the equipment previously on lease to Go Frac.

Net Income Attributable to Fund Fifteen

As a result of the foregoing factors, net income attributable to us for the 2015 Quarter and the 2014 Quarter was $1,862,221 and $2,740,271, respectively. The net income attributable to us per weighted average Interest outstanding for the 2015 Quarter and the 2014 Quarter was $9.34 and $13.74, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $15,104,288, from $320,646,657 at December 31, 2014 to $305,542,369 at March 31, 2015. The decrease in total assets was primarily the result of depreciation on our leased equipment at cost and the use of cash generated from our investments to (i) pay distributions to our partners and noncontrolling interests, (ii) repay our non-recourse long-term debt and (iii) settle accrued liabilities related to the purchase of equipment on lease to Inotera.

Total Liabilities

Total liabilities decreased $12,492,191, from $161,533,923 at December 31, 2014 to $149,041,732 at March 31, 2015. The decrease was primarily due to scheduled repayments of our non-recourse long-term debt during the 2015 Quarter and the settlement of accrued liabilities related to the purchase of equipment on lease to Inotera.

Equity

Equity decreased $2,612,097, from $159,112,734 at December 31, 2014 to $156,500,637 at March 31, 2015. The decrease was primarily related to distributions paid to our partners and noncontrolling interests, partially offset by our net income in the 2015 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2015 and December 31, 2014, we had cash of $19,535,072 and $20,340,317, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of March 31, 2015, the cash reserve was $983,445. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. As of March 31, 2015, we had $5,096,226 available to us under the Facility pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see Note 9 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

Operating Activities

Cash provided by operating activities increased $5,772,795, from $4,678,358 in the 2014 Quarter to $10,451,153 in the 2015 Quarter. The increase was primarily related to an increase in rental payments received as a result of entering into one new operating lease subsequent to the 2014 Quarter and an increase in distributions from joint ventures as a result of entering into four new joint ventures during or subsequent to the 2014 Quarter. The increase was partially offset by the settlement of accrued liabilities related to the purchase of equipment on lease to Inotera.

Investing Activities

Cash provided by investing activities increased $1,853,922, from $1,831,022 in the 2014 Quarter to $3,684,944 in the 2015 Quarter. The increase was primarily due to no investments made during the 2015 Quarter, partially offset by a decrease in principal received on notes receivable due to the prepayment of five notes receivable during or subsequent to the 2014 Quarter.

Financing Activities

Cash used in financing activities increased $8,479,543, from $6,461,799 in the 2014 Quarter to $14,941,342 in the 2015 Quarter. The increase was primarily due to an increase in repayment of our non-recourse long-term debt associated with the acquisition of the equipment on lease to Inotera during the 2015 Quarter and the payment of debt financing costs.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2015 and December 31, 2014 of $134,917,232 and $146,012,447, respectively, related to certain vessels, the Lewek Ambassador, the Hoegh Copenhagen, the Ardmore Capella and the Ardmore Calypso, and certain mining, oil field services and photolithograph scanning equipment. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $199,372,760 and $209,087,320, respectively.

At March 31, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $39,330, $3,893,703 and $370,539 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2015 Quarter.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2015, we had restricted cash of  $1,189,438, which is presented within other assets in our consolidated balance sheets.

We have entered into a remarketing agreement with a third party. Residual proceeds received in excess of specific amounts will be shared with this third party in accordance with the terms of the remarketing agreement. The present value of the obligation related to this agreement was approximately $152,000 at March 31, 2015, which is included in accrued expenses and other liabilities on our consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2015, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any Interests during the three months ended March 31, 2015.

Our Investment Manager consented to our repurchase of 104 Interests during the 2015 Quarter. Repurchased Interests are cancelled and therefore have no voting rights and do not share in distributions with other partners. Our limited partnership agreement limits the number of Interests that can be repurchased in any one year and repurchased Interests may not be reissued. The following table details our Interests repurchased for the three months ended March 31, 2015:

	Total Number of	Average Price Paid
Period	Interests Repurchased	Per Interest
January 1, 2015 through January 31, 2015	104	$568.64
February 1, 2015 through February 28, 2015	-	$-
March 1, 2015 through March 31, 2015	-	$-
Total	104

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

    10.4   Loan Modification Agreement, by and between California Bank & Trust and ICON ECI Fund Fifteen, L.P., dated as of March 31, 2015.

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

May 12, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)