Form 10-Q
period 2015-06-30
ICON ECI FUND FIFTEEN, L.P.
filed 2015-08-12
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes o No ☑
Number of outstanding limited partnership interests of the registrant on August 7, 2015 is 197,385.

ICON ECI Fund Fifteen, L.P. Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 6
Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	30
Signatures	31

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash	$19,558,968	$20,340,317
Net investment in notes receivable	54,386,076	59,584,520
Leased equipment at cost (less accumulated depreciation of
$39,441,407 and $25,974,093, respectively)	141,503,924	163,201,779
Net investment in finance leases	47,277,344	49,651,259
Investment in joint ventures	15,253,019	22,255,221
Other assets	3,829,672	5,613,561
Total assets	$281,809,003	$320,646,657
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$121,717,811	$146,012,447
Due to General Partner and affiliates, net	2,645,755	2,870,701
Accrued expenses and other liabilities	7,930,655	12,650,775
Total liabilities	132,294,221	161,533,923

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	139,695,466	149,696,027
General Partner	(356,113)	(255,695)
Total partners' equity	139,339,353	149,440,332
Noncontrolling interests	10,175,429	9,672,402
Total equity	149,514,782	159,112,734
Total liabilities and equity	$281,809,003	$320,646,657

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Finance income	$2,675,548	$3,670,814	$5,941,871	$7,191,522
Rental income	13,195,655	4,582,116	23,996,869	9,164,230
(Loss) income from investment in joint ventures	(6,921,556)	591,308	(6,265,550)	999,341
Gain on sale of assets, net	983,474	-	983,474	-
Other income (loss)	265,619	148,634	(15,756)	288,499
Total revenue	10,198,740	8,992,872	24,640,908	17,643,592

Expenses:
Management fees	279,024	659,794	677,188	909,774
Administrative expense reimbursements	393,528	421,255	796,415	1,103,799
General and administrative	702,934	569,755	1,245,862	1,062,529
Interest	1,577,520	1,299,806	3,305,632	2,630,103
Depreciation	8,419,499	2,764,417	16,497,855	5,528,833
Impairment loss	-	-	1,180,260	-
Credit loss	1,129,563	-	1,492,229	-
Total expenses	12,502,068	5,715,027	25,195,441	11,235,038
Net (loss) income	(2,303,328)	3,277,845	(554,533)	6,408,554
Less: net income attributable to noncontrolling interests	1,647,264	371,808	1,533,838	762,246
Net (loss) income attributable to Fund Fifteen	$(3,950,592)	$2,906,037	$(2,088,371)	$5,646,308

Net (loss) income attributable to Fund Fifteen allocable to:
Limited partners	$(3,911,086)	$2,876,977	$(2,067,487)	$5,589,845
General Partner	(39,506)	29,060	(20,884)	56,463
	$(3,950,592)	$2,906,037	$(2,088,371)	$5,646,308

Weighted average number of limited partnership
interests outstanding	197,385	197,489	197,385	197,489
Net (loss) income attributable to Fund Fifteen per weighted average
limited partnership interest outstanding	$(19.81)	$14.57	$(10.47)	$28.30

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2014	197,489	$149,696,027	$(255,695)	$149,440,332	$9,672,402	$159,112,734

Net income (loss)	-	1,843,599	18,622	1,862,221	(113,426)	1,748,795
Distributions	-	(3,893,703)	(39,330)	(3,933,033)	(370,539)	(4,303,572)
Investments by noncontrolling interests	-	-	-	-	1,819	1,819
Repurchase of limited partnership interests	(104)	(59,139)	-	(59,139)	-	(59,139)
Balance, March 31, 2015 (unaudited)	197,385	147,586,784	(276,403)	147,310,381	9,190,256	156,500,637

Net (loss) income	-	(3,911,086)	(39,506)	(3,950,592)	1,647,264	(2,303,328)
Distributions	-	(3,980,232)	(40,204)	(4,020,436)	(667,773)	(4,688,209)
Investments by noncontrolling interests	-	-	-	-	5,682	5,682
Balance, June 30, 2015 (unaudited)	197,385	$139,695,466	$(356,113)	$139,339,353	$10,175,429	$149,514,782

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(554,533)	$6,408,554
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	636,365	839,829
Credit loss	1,492,229	-
Rental income paid directly to lenders by lessees	(1,835,311)	(2,837,446)
Rental income recovered from forfeited security deposit	(2,638,850)	-
Loss (income) from investment in joint ventures	6,265,550	(999,341)
Depreciation	16,497,855	5,528,833
Impairment loss	1,180,260	-
Interest expense on non-recourse financing paid directly to lenders by lessees	194,799	295,077
Interest expense from amortization of debt financing costs	194,087	105,692
Interest expense from amortization of seller's credit	150,371	148,104
Other financial loss (gain)	30,180	(194,193)
Gain on sale of assets, net	(983,474)	-
Paid-in-kind interest	17,931	27,318
Changes in operating assets and liabilities:
Other assets	1,913,343	56,659
Deferred revenue	(286,514)	(41,433)
Due to General Partner and affiliates, net	(242,877)	(456,578)
Distributions from joint ventures	390,992	221,118
Accrued expenses and other liabilities	(1,945,127)	96,686
Net cash provided by operating activities	20,477,276	9,198,879
Cash flows from investing activities:
Proceeds from sale of leased equipment	710,434	-
Investment in joint ventures	(40,504)	(8,627,812)
Principal received on finance leases	2,235,965	2,232,692
Distributions received from joint ventures in excess of profits	386,164	227,756
Principal received on notes receivable	3,235,473	17,785,074
Net cash provided by investing activities	6,527,532	11,617,710
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(18,361,344)	(4,368,333)
Payment of debt financing costs	(381,394)	-
Investments by noncontrolling interests	7,501	8,915
Distributions to noncontrolling interests	(1,038,312)	(406,785)
Repurchase of limited partnership interests	(59,139)	-
Distributions to partners	(7,953,469)	(7,957,647)
Net cash used in financing activities	(27,786,157)	(12,723,850)
Net (decrease) increase in cash	(781,349)	8,092,739
Cash, beginning of period	20,340,317	24,297,314
Cash, end of period	$19,558,968	$32,390,053

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,877,999	$2,056,120

Supplemental disclosure of non-cash investing and financing activities:
Interest reserve net against principal repayment of note receivable	$-	$206,250
Proceeds from sale of equipment paid directly to lender in settlement
of non-recourse long-term debt and interest	$4,292,780	$-
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$1,835,311	$2,837,446

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

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

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current presentation.

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

June 30, 2015

(unaudited)

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In July 2015, FASB officially deferred implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

June 30, 2015

(unaudited)

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

(3)       Net Investment in Notes Receivable

As of June 30, 2015 and December 31, 2014, we had net investment in note receivable on non-accrual status of $4,992,217 and $966,362, respectively. As of June 30, 2015, our net investment in note receivable related to Varada Ten Pte. Ltd. (“Varada”) totaled $18,185,719, of which $24,738 was over 90 days past due. As of December 31, 2014, our net investment in note receivable related to Varada totaled $18,250,896, of which $2,076,338 was over 90 days past due. Despite a portion of the outstanding balance being over 90 days past due, we had been accounting for the net investment in note receivable related to Varada on an accrual basis as our Investment Manager believed that all contractual interest and principal payments and the undrawn commitment fee were collectible based on the estimated fair value of the collateral securing the loan net the related estimated costs to sell the collateral. On July 28, 2015, Varada satisfied its obligations in connection with the secured term loan facility by making a prepayment of $18,524,638, comprised of all outstanding principal, accrued interest and a prepayment fee of $100,000.

Net investment in notes receivable consisted of the following:

	June 30,	December 31,
	2015	2014
Principal outstanding (1)	$52,995,543	$57,532,717
Initial direct costs	2,842,731	3,464,975
Deferred fees	(657,356)	(781,186)
Credit loss reserve (2)	(794,842)	(631,986)
Net investment in notes receivable (3)	$54,386,076	$59,584,520

(1) As of June 30, 2015, total principal outstanding related to our impaired loans was $5,567,922, of which $5,298,947 was related to Ensaimada (defined below) and $268,975 was related to VAS (defined below). As of December 31, 2014, total principal outstanding related to our impaired loan of $1,598,348 was related to VAS.

(2) As of June 30, 2015, the credit loss reserve of $794,842 was related to Ensaimada. As of December 31, 2014, the credit loss reserve of $631,986 was related to VAS.
(3) As of June 30, 2015 and December 31, 2014, net investment in notes receivable related to our impaired loans was $4,992,217 and $966,362, respectively.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

During the year ended December 31, 2014, VAS Aero Services, LLC (“VAS”) experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $966,362. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $362,666 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $268,975. As result, we recorded an additional credit loss of $334,721 and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,373 during the three months ended June 30, 2015. As of June 30, 2015, the net carrying value of the loan was $268,975. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three and six months ended June 30, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $65,307 and $127,644 for the three and six months ended June 30, 2014, respectively.

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

On November 22, 2011, we made a secured term loan to Ensaimada S.A. (“Ensaimada”) in the amount of $5,298,947. The loan bears interest at 17% per year and matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by N&P Shipping Co. (“N&P”), the parent company of Ensaimada, and one of N&P’s shareholders.

As a result of (i) a depressed market for dry bulk carriers, (ii) interest payments that have historically been paid late by Ensaimada and (iii) ongoing discussions with Ensaimada regarding a prepayment plan for an amount that is expected to be less than the full principal balance of the loan, our Investment Manager assessed the collectability of the loan and determined to reserve the remaining principal balance of the loan that we do not expect to recover pursuant to such prepayment plan. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $794,842 was recorded during the three months ended June 30, 2015. Interest income was recognized on a cash basis for the three months ended June 30, 2015. We expect to continue collecting interest on the loan until the earlier of the proposed prepayment and the maturity of the loan and such interest will continue to be recognized on a cash basis as long as the loan is accounted for on a non-accrual basis. For the three months ended June 30, 2015 and 2014, we recognized finance (loss) income of $(31,715) and $188,607, respectively. The finance loss for the three months ended June 30, 2015 represents the amortization of initial direct costs. For the six months ended June 30, 2015 and 2014, we recognized finance income of $154,659 and $375,141, respectively.  As of June 30, 2015 and December 31, 2014, the net investment in note receivable related to Ensaimada was $4,723,242 and $5,595,856, respectively.

Credit loss allowance activities for the three months ended June 30, 2015 were as follows:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Credit Loss Allowance
Allowance for credit loss as of March 31, 2015	$994,652
Provisions	1,129,563
Write-offs, net of recoveries	(1,329,373)
Allowance for credit loss as of June 30, 2015	$794,842

Credit loss allowance activities for the three months ended June 30, 2014 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2014	$1,972,530
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of June 30, 2014	$1,972,530

Credit loss allowance activities for the six months ended June 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	1,492,229
Write-offs, net of recoveries	(1,329,373)
Allowance for credit loss as of June 30, 2015	$794,842

Credit loss allowance activities for the six months ended June 30, 2014 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2013	$1,972,530
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of June 30, 2014	$1,972,530

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

	June 30,	December 31,
	2015	2014
Marine vessels	$81,651,931	$81,651,931
Photolithograph immersion scanner	79,905,122	79,905,122
Mining equipment	19,388,278	19,388,278
Oil field services equipment	-	8,230,541
Leased equipment at cost	180,945,331	189,175,872
Less: accumulated depreciation	39,441,407	25,974,093
Leased equipment at cost, less accumulated depreciation	$141,503,924	$163,201,779

Depreciation expense was $8,419,499 and $2,764,417 for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense was $16,497,855 and $5,528,833 for the six months ended June 30, 2015 and 2014, respectively.

(5)       Net Investment in Finance Leases

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2015	2014
Minimum rents receivable	$59,097,087	$63,558,572
Initial direct costs	844,231	982,185
Unearned income	(12,663,974)	(14,889,498)
Net investment in finance leases	$47,277,344	$49,651,259

(6)       Assets Held for Sale

During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac, LLC’s (“Go Frac”) financial performance resulting in its failure to satisfy its lease payment obligations in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the fourth quarter of 2014, we recognized an impairment charge of approximately $4,026,000 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, our Investment Manager obtained quotes from multiple auctioneers and subsequently an auctioneer was engaged to sell the equipment at an auction. As of March 31, 2015, the equipment met the criteria to be classified as assets held for sale on our consolidated balance sheets.  As a result, we recognized an additional impairment charge of approximately $1,180,000 to write down the equipment to its estimated fair value, less cost to sell, of approximately $4,020,000.

On May 14, 2015, the equipment was sold at an auction for approximately $5,542,000, the majority of which was remitted directly to our lender to satisfy our non-recourse long-term debt obligations of approximately $4,293,000, consisting of unpaid principal and accrued interest. After deducting selling costs of approximately $539,000, we recognized a gain on sale of assets of approximately $983,000. In addition, as a result of Go Frac’s default on the lease and our repossession and ultimate sale of the equipment, we recognized additional rental income of approximately $2,639,000, primarily due to the extinguishment of our obligation to return a security deposit to Go Frac pursuant to the terms of the lease.

(7)     Investment in Joint Ventures

On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven, LLC and 21% by ICON Leasing Fund Twelve, LLC, each an entity also managed by our Investment Manager, purchased a portion of an approximately $208,000,000 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank (“Standard Chartered”) at $28,462,500.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

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

During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility has not yet resumed operations and JAC continues to experience liquidity constraints. Accordingly, our Investment Manager has determined that there is doubt regarding the ultimate collectability of the facility. Our Investment Manager visited JAC’s facility and continues to engage in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon recent discussions, the joint venture may convert a portion of the facility to equity and/or restructure the facility. Based upon this proposal, our Investment Manager believes that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Investment Manager believes is the most likely outcome based on ongoing negotiations. Our share of the credit loss for the three months ended June 30, 2015 was $7,161,658. An additional credit loss may be recorded by the joint venture in future periods if a restructuring plan is not agreed upon or if an agreed upon plan results in less of a recovery from our current estimate. Our Investment Manager has also assessed impairment under the equity method of accounting for our investment in this joint venture and concluded that it is not impaired. During the three months ended June 30, 2015, the joint venture placed the loan on non-accrual status and no finance income was recognized. As of June 30, 2015 and December 31, 2014, our investment in the joint venture was $7,863,413 and $14,574,053 respectively.

The results of operations of the joint venture are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$-	$971,586	$1,152,580	$1,967,275
Net (loss) income	$(17,343,365)	$952,687	$(16,200,511)	$1,940,033
Our share of net (loss) income	$(7,161,837)	$363,365	$(6,721,858)	$740,833

(8)      Non-Recourse Long-Term Debt

As of June 30, 2015 and December 31, 2014, we had non-recourse long-term debt obligations of $121,717,811 and $146,012,447, respectively. As of June 30, 2015, our non-recourse long-term debt obligations had maturity dates ranging from October 1, 2015 to December 31, 2020 and interest rates ranging from 2.55% to 6.51% per year.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long term debt was $186,133,967 and $209,087,320, respectively.

At June 30, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

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

June 30, 2015

(unaudited)

available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At June 30, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At June 30, 2015, we had $4,550,508 available under the Facility pursuant to the borrowing base.

(10)    Transactions with Related Parties

We paid distributions to our General Partner of $40,204 and $79,534 for the three and six months ended June 30, 2015, respectively. We paid distributions to our General Partner of $40,225 and $79,576 for the three and six months ended June 30, 2014, respectively. Additionally, our General Partner’s interest in the net loss attributable to us was $39,506 and $20,884 for the three and six months ended June 30, 2015, respectively. Our General Partner’s interest in the net income attributable to us was $29,060 and $56,463 for the three and six months ended June 30, 2014, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2015	2014	2015	2014
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$-	$315,625	$-	$624,598
ICON Capital, LLC	Investment Manager	Management fees (2)	279,024	659,794	677,188	909,774
		Administrative expense
ICON Capital, LLC	Investment Manager	reimbursements (2)	393,528	421,255	796,415	1,103,799
Fund Fourteen (defined below)	Noncontrolling interest	Interest expense (2)	102,558	101,565	203,720	201,505
			$775,110	$1,498,239	$1,677,323	$2,839,676

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

 At June 30, 2015, we had a net payable of $2,645,755 due to our General Partner and affiliates that primarily consisted of a note payable of approximately $2,627,000 and accrued interest of approximately $28,000 due to ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Investment Manager, related to its noncontrolling interest in a vessel, the Lewek Ambassador.  At December 31, 2014, we had a net payable of $2,870,701 due to our General Partner and affiliates that primarily consisted of a note payable of approximately $2,609,000 and accrued interest of approximately $30,000 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, and administrative expense reimbursements of approximately $257,000 due to our Investment Manager.

(11)    Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•         Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

•         Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•         Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell such assets. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable or finance leases, is included, below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following tables summarize the valuation of our material non-financial and financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment or credit loss was recorded, while the carrying value of the assets is presented as of June 30, 2015:

					Impairment Loss for the
	Carrying Value at	Fair Value at Impairment Date			Six Months Ended
	June 30, 2015	Level 1	Level 2	Level 3	June 30, 2015
Assets held for sale (1)	$-	$-	$-	$4,019,740	$1,180,260

(1) The equipment previously on lease to Go Frac was reclassified to assets held for sale as of March 31, 2015. In May 2015, the equipment was sold and a gain on sale was realized. See Note 6 for additional information.

The fair value at impairment for our assets held for sale during the three months ended March 31, 2015 was based on fair value less cost to sell. The estimated fair value was provided by an independent third-party auctioneer. The estimated fair value and costs to sell were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3. In May 2015, the assets were sold at an auction and a gain on sale was realized (see Note 6).

					Credit Loss for the
	Carrying Value at	Fair Value at Impairment Date			Six Months Ended
	June 30, 2015	Level 1	Level 2	Level 3	June 30, 2015
Net investment in note receivable	$268,975	$-	$-	$268,975	$697,387

Our collateral dependent note receivable related to VAS was valued using inputs that are generally unobservable and are supported by little or no market data and was classified within Level 3. For the credit loss of $362,666 recorded during the three months ended March 31, 2015, the collateral dependent note receivable related to VAS was valued based primarily on the liquidation value of the collateral provided by an independent third-party appraiser. In July 2015, we sold all of our interest in the note receivable to a third-party (see Note 3). For the credit loss of $334,721 recorded during the three months ended June 30, 2015, our note receivable related to VAS was valued based upon the agreed sales price of our interest in note receivable with a third party.

Assets and Liabilities for which Fair Value is Disclosed

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 5.54% and 15.5% as of June 30, 2015. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and seller’s credit was derived using discount rates ranging between 2.65% and 6.58% per year as of June 30, 2015.

	June 30, 2015
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$52,200,701	$51,703,185

Principal outstanding on fixed-rate non-recourse long-term debt	$102,607,811	$101,749,437

Seller's credits	$6,378,459	$6,386,647

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2015, we had restricted cash of  $1,182,828, which is presented within other assets in our consolidated balance sheets.

(13)   Subsequent Event

On July 10, 2015, a joint venture owned 50% by us, 40% by Fund Fourteen and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, purchased auxiliary support equipment and robots used in the production of certain automobiles for approximately $9,934,000, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2014:

Notes Receivable

•          During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $966,362. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $362,666 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB for $268,975. As result, we recorded an additional credit loss of $334,721 and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,373 during the three months ended June 30, 2015. As of June 30, 2015, the net carrying value of the loan was $268,975. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three and six months ended June 30, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $65,307 and $127,644 for the three and six months ended June 30, 2014, respectively.

•          On January 30, 2015, Superior satisfied its obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of approximately $2,550,000, comprised of all outstanding principal, accrued interest and a prepayment fee of approximately $74,000. As a result, we recognized additional finance income of approximately $31,000.

•          On November 22, 2011, we made a secured term loan to Ensaimada in the amount of $5,298,947. The loan bears interest at 17% per year and matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by N&P and one of N&P’s shareholders. As a result of (i) a depressed market for dry bulk carriers, (ii) interest payments that have historically been paid late by Ensaimada and (iii) ongoing discussions with Ensaimada regarding a prepayment plan for an amount that is expected to be less than the full principal balance of the loan, our Investment Manager assessed the collectability of the loan and determined to reserve the remaining principal balance of the loan that we do not expect to recover pursuant to such prepayment plan. Accordingly, the loan as placed on a non-accrual status and a credit loss reserve of $794,842 was recorded during the three months ended June 30, 2015. Interest income was recognized on a cash basis for the three months ended June 30, 2015. We expect to continue collecting interest on the loan until the earlier of the proposed prepayment and the maturity of the loan and such interest will continue to be recognized on a cash basis as long as the loan is accounted for on a non-accrual basis. For the three months ended June 30, 2015 and 2014, we recognized finance (loss) income of $(31,715) and $188,607, respectively. The finance loss for the three months ended June 30, 2015 represents the amortization of initial direct costs. For the six months ended June 30, 2015 and 2014, we recognized finance income of $154,659 and $375,141, respectively.  As of June 30, 2015 and December 31, 2014, the net investment in note receivable related to Ensaimada was $4,723,242 and $5,595,856, respectively.

•          On May 15, 2013, a joint venture owned 40% by us, 39% by Fund Eleven, and 21% by Fund Twelve, purchased a portion of an approximately $208,000,000 subordinated credit facility for JAC from Standard Chartered at $28,462,500. As of March 31, 2015, JAC was in technical default of the facility as a result of its failure to provide certain financial data to the joint venture. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved.  As a result, JAC failed to make the expected payment that was due to the joint venture during the three months ended March 31, 2015. Although this delayed payment did not trigger a payment default under the loan agreement, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility has not yet resumed operations and JAC continues to experience liquidity constraints. Accordingly, our Investment Manager has determined that there is doubt regarding the ultimate collectability of the facility. Our Investment Manager visited JAC’s facility and continues to engage in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon recent discussions, the joint venture may convert a portion of the facility to equity and/or restructure the facility. Based upon this proposal, our Investment Manager believes that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Investment Manager believes is the most likely outcome based on ongoing negotiations. Our share of the credit loss for the three months ended June 30, 2015 was $7,161,658. An additional credit loss may be recorded by the joint venture in future periods if a restructuring plan is not agreed upon or if an agreed upon plan results in less of a recovery from our current estimate. Our Investment Manager has also assessed impairment under the equity method of accounting for our investment in this joint venture and concluded that it is not impaired. During the three months ended June 30, 2015, the joint venture placed the loan on non-accrual status and no finance income was recognized. As of June 30, 2015 and December 31, 2014, our investment in the joint venture was $7,863,413 and $14,574,053, respectively.

Oil field Services Equipment

•          During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the fourth quarter of 2014, we recognized an impairment charge of approximately $4,026,000 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, our Investment Manager obtained quotes from multiple auctioneers and subsequently an auctioneer was engaged to sell the equipment at an auction. As of March 31, 2015, the equipment met the criteria to be classified as assets held for sale on our consolidated balance sheets.  As a result, we recognized an additional impairment charge of approximately $1,180,000 to write down the equipment to its estimated fair value, less cost to sell, of approximately $4,020,000. On May 14, 2015, the equipment was sold at an auction for approximately $5,542,000, the majority of which was remitted directly to our lender to satisfy our non-recourse long-term debt obligations of approximately $4,293,000, consisting of unpaid principal and accrued interest. After deducting selling costs of approximately $539,000, we recognized a gain on sale of assets of approximately $983,000. In addition, as a result of Go Frac’s default on the lease and our repossession and ultimate sale of the equipment, we recognized additional rental income of approximately $2,639,000, primarily due to the extinguishment of our obligation to return a security deposit to Go Frac pursuant to the terms of the lease.

Subsequent Event

•          On July 10, 2015, a joint venture owned 50% by us, 40% by Fund Fourteen and 10% by Fund Sixteen purchased auxiliary support equipment and robots used in the production of certain automobiles for approximately $9,934,000, which were simultaneously leased to Challenge for 60 months.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2018, including interim periods within that reporting period, following approval by FASB to defer the effective date by one year. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, which will become effective for us on January 1, 2016. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2015		December 31, 2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - product tankers	$28,587,267	28%	$29,515,702	27%
Platform supply vessels	22,190,567	21%	23,733,731	22%
Oil field services equipment	18,185,719	18%	18,250,896	17%
Lubricant manufacturing and blending equipment	9,290,295	9%	9,336,918	8%
Vessel - tanker	7,368,669	7%	7,449,455	7%
Trailers	5,262,158	5%	5,285,695	5%
Marine - dry bulk vessels	4,723,242	5%	5,595,856	5%
Marine - asphalt carrier	4,130,181	4%	4,864,710	4%
Rail support construction equipment	1,656,347	2%	1,747,023	2%
Aircraft parts	268,975	1%	966,362	1%
Metal pipe and tube manufacturing equipment	-	-	2,489,431	2%
	$101,663,420	100%	$109,235,779	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Varada Ten Pte. Ltd.	Oil field services equipment	28%	18%
Gallatin Marine Management, LLC	Platform supply vessel	21%	17%
Ardmore Shipping Ltd.	Marine - product tankers	17%	14%
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	11%	8%
NTS Communications, Inc.	Telecommunications equipment	-	15%
		77%	72%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of June 30, 2015 and December 31, 2014, the net carrying value of our impaired loan related to VAS was $268,975 and $966,362, respectively. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $362,666 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach.  On July 23, 2015, we sold all of our interest in the loan to GB for $268,975. As a result, we recorded an additional credit loss of $334,721 and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,373 during the 2015 Quarter. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Quarter. Finance income recognized on the loan prior to recording the credit loss reserve was $65,307 for the 2014 Quarter.

As of June 30, 2015 and December 31, 2014, the net carrying value of our impaired loan related to Ensaimada was $4,723,242 and $5,595,856, respectively. As a result of (i) a depressed market for dry bulk carriers, (ii) interest payments that have historically been paid late by Ensaimada and (iii) ongoing discussions with Ensaimada regarding a prepayment plan for an amount that is expected to be less than the full principal balance of the loan, our Investment Manager assessed the collectability of the loan and determined to reserve the remaining principal balance of the loan that we do not expect to recover pursuant to such prepayment plan. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $794,842 was recorded during the 2015 Quarter. Interest income was recognized on a cash basis for the 2015 Quarter. We expect to continue collecting interest on the loan until the earlier of the proposed prepayment and the maturity of the loan and such interest will continue to be recognized on a cash basis as long as the loan is accounted for on a non-accrual basis. For the 2015 Quarter and the 2014 Quarter, we recognized finance (loss) income of $(31,715) and $188,607, respectively. The finance loss for the 2015 Quarter represents the amortization of initial direct costs.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	June 30, 2015		December 31, 2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - container vessels	$68,792,113	49%	$71,329,981	44%
Photolithograph immersion scanner	66,555,498	47%	77,996,663	48%
Mining equipment	6,156,313	4%	8,675,135	5%
Oil field services equipment	-	-	5,200,000	3%
	$141,503,924	100%	$163,201,779	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Inotera Memories, Inc.	Photolithograph immersion scanner	50%	-
Go Frac, LLC	Oil field services equipment	20%	13%
Hoegh Autoliners Shipping AS	Marine - container vessels	19%	54%
Murray Energy Corporation	Mining equipment	11%	33%
		100%	100%

Revenue for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended June 30,
	2015	2014	Change
Finance income	$2,675,548	$3,670,814	$(995,266)
Rental income	13,195,655	4,582,116	8,613,539
(Loss) income from investment in joint ventures	(6,921,556)	591,308	(7,512,864)
Gain on sale of assets, net	983,474	-	983,474
Other income	265,619	148,634	116,985
Total revenue	$10,198,740	$8,992,872	$1,205,868

Total revenue for the 2015 Quarter increased $1,205,868, or 13.4%, as compared to the 2014 Quarter. The increase in rental income was due to entering into a new operating lease with Inotera Memories, Inc. (“Inotera”) subsequent to the 2014 Quarter and the application of a forfeited security deposit against lease payments owed by Go Frac during the 2015 Quarter. The increase in gain on sale of assets was related to the sale of equipment previously on lease to Go Frac during the 2015 Quarter. These increases were partially offset by our share of the loss from investment in joint ventures related to JAC due to the credit loss recorded during the 2015 Quarter (see “Recent Significant Transactions” above), as well as a decrease in finance income due to several prepayments and maturities on our financing receivables during or subsequent to the 2014 Quarter.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended June 30,
	2015	2014	Change
Management fees	$279,024	$659,794	$(380,770)
Administrative expense reimbursements	393,528	421,255	(27,727)
General and administrative	702,934	569,755	133,179
Interest	1,577,520	1,299,806	277,714
Depreciation	8,419,499	2,764,417	5,655,082
Credit loss	1,129,563	-	1,129,563
Total expenses	$12,502,068	$5,715,027	$6,787,041

Total expenses for the 2015 Quarter increased $6,787,041, or 118.8%, as compared to the 2014 Quarter. The increase in total expenses was primarily due to (i) an increase in depreciation expense on equipment acquired pursuant to the operating lease with Inotera that we entered into subsequent to the 2014 Quarter, (ii) the credit losses related to VAS and Ensaimada during the 2015 Quarter and (iii) an increase in interest expense on our additional non-recourse long-term debt incurred for the purpose of acquiring the equipment on lease to Inotera. These increases were partially offset by a decrease in management fees due to the sale of certain equipment and maturity of several investments subsequent to the 2014 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $1,275,456, from $371,808 in the 2014 Quarter to $1,647,264 in the 2015 Quarter. The increase was primarily due to the recognition of  a gain on sale of assets during the 2015 Quarter by our consolidated joint venture with ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, and Fund Fourteen that owned the equipment previously on lease to Go Frac.

Net (Loss) Income Attributable to Fund Fifteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Quarter and the 2014 Quarter was $(3,950,592) and $2,906,037, respectively. The net (loss) income attributable to us per weighted average Interest outstanding for the 2015 Quarter and the 2014 Quarter was $(19.81) and $14.57, respectively.

Results of Operations for the Six Months Ended June 30, 2015 (the “2015 Period”) and 2014 (the “2014 Period”)

The foregoing percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of finance income or rental income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

During the 2015 Period and the 2014 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Period	2014 Period
Varada Ten Pte. Ltd.	Oil field services equipment	29%	18%
Gallatin Marine Management, LLC	Platform supply vessel	19%	17%
Ardmore Shipping Ltd.	Marine - product tankers	16%	14%
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	10%	8%
NTS Communications, Inc.	Telecommunications equipment	-	12%
		74%	69%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of June 30, 2015 and December 31, 2014, the net carrying value of our impaired loan related to VAS was $268,975 and $966,362, respectively. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $362,666 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach.  On July 23, 2015, we sold all of our interest in the loan to GB for $268,975. As a result, we recorded an additional credit loss of $334,721 and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,373 during the 2015 Period. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Period. Finance income recognized on the loan prior to recording the credit loss reserve was $127,644 for the 2014 Period.

As of June 30, 2015 and December 31, 2014, the net carrying value of our impaired loan related to Ensaimada was $4,723,242 and $5,595,856, respectively. As a result of (i) a depressed market for dry bulk carriers, (ii) interest payments that have historically been paid late by Ensaimada and (iii) ongoing discussions with Ensaimada regarding a prepayment plan for an amount that is expected to be less than the full principal balance of the loan, our Investment Manager assessed the collectability of the loan and determined to reserve the remaining principal balance of the loan that we do not expect to recover pursuant to such prepayment plan. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $794,842 was recorded during the 2015 Period. Interest income was recognized on a cash basis for the 2015 Quarter. We expect to continue collecting interest on the loan until the earlier of the proposed prepayment and the maturity of the loan and such interest will continue to be recognized on a cash basis as long as the loan is accounted for on a non-accrual basis. For the 2015 Period and the 2014 Period, we recognized finance income of $154,659 and $375,141, respectively.

Operating Lease Transactions

During the 2015 Period and the 2014 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Period	2014 Period
Inotera Memories, Inc.	Photolithograph immersion scanner	55%	-
Hoegh Autoliners Shipping AS	Marine - container vessels	21%	54%
Murray Energy Corporation	Mining equipment	12%	33%
Go Frac, LLC	Oil field services equipment	12%	13%
		100%	100%

Revenue for the 2015 Period and the 2014 Period is summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change
Finance income	$5,941,871	$7,191,522	$(1,249,651)
Rental income	23,996,869	9,164,230	14,832,639
(Loss) income from investment in joint ventures	(6,265,550)	999,341	(7,264,891)
Gain on sale of assets, net	983,474	-	983,474
Other (loss) income	(15,756)	288,499	(304,255)
Total revenue	$24,640,908	$17,643,592	$6,997,316

Total revenue for the 2015 Period increased $6,997,316, or 39.7%, as compared to the 2014 Period. The increase in rental income was due to entering into a new operating lease with Inotera subsequent to the 2014 Period and the application of a forfeited security deposit against lease payments owed by Go Frac during the 2015 Period. The increase in gain on sale of assets was related to the sale of equipment previously on lease to Go Frac during the 2015 Period. These increases were partially offset by our share of the loss from investment in joint ventures related to JAC due to the credit loss recorded during the 2015 Period (see “Recent Significant Transactions” above), as well as a decrease in finance income due to several prepayments and maturities on our financing receivables during or subsequent to the 2014 Period.

Expenses for the 2015 Period and the 2014 Period are summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change
Management fees	$677,188	$909,774	$(232,586)
Administrative expense reimbursements	796,415	1,103,799	(307,384)
General and administrative	1,245,862	1,062,529	183,333
Interest	3,305,632	2,630,103	675,529
Depreciation	16,497,855	5,528,833	10,969,022
Impairment loss	1,180,260	-	1,180,260
Credit loss	1,492,229	-	1,492,229
Total expenses	$25,195,441	$11,235,038	$13,960,403

Total expenses for the 2015 Period increased $13,960,403, or 124.3%, as compared to the 2014 Period. The increase in total expenses was primarily due to (i) an increase in depreciation expense on equipment acquired pursuant to the operating lease with Inotera that we entered into subsequent to the 2014 Period, (ii) the credit losses related to VAS and Ensaimada during the 2015 Period, (iii) an impairment loss recorded during the 2015 Period in connection with the equipment previously on lease to Go Frac and (iv) an increase in interest expense on our additional non-recourse long-term debt incurred for the purpose of acquiring the equipment on lease to Inotera. These increases were partially offset by a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager and a decrease in management fees due to the sale of certain equipment and maturity of several investments subsequent to the 2014 Period.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $771,592, from $762,246 in the 2014 Period to $1,533,838 in the 2015 Period. The increase was primarily due to the recognition of a gain on sale of assets during the 2015 Period by our consolidated joint venture with ECI Partners and Fund Fourteen that owned the equipment previously on lease to Go Frac.

Net (Loss) Income Attributable to Fund Fifteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Period and the 2014 Period was $(2,088,371) and $5,646,308, respectively. The net (loss) income attributable to us per weighted average Interest outstanding for the 2015 Period and the 2014 Period was $(10.47) and $28.30, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $38,837,654, from $320,646,657 at December 31, 2014 to $281,809,003 at June 30, 2015. The decrease in total assets was primarily the result of depreciation on our leased equipment at cost and the use of cash generated from our investments to (i) repay our non-recourse long-term debt, (ii) pay distributions to our partners and noncontrolling interests and (iii) settle accrued liabilities related to the purchase of equipment on lease to Inotera. The decrease in total assets was also due to the credit loss recorded by our joint venture related to JAC.

Total Liabilities

Total liabilities decreased $29,239,702, from $161,533,923 at December 31, 2014 to $132,294,221 at June 30, 2015. The decrease was primarily due to scheduled repayments of our non-recourse long-term debt during the 2015 Period and the settlement of accrued liabilities related to the purchase of equipment on lease to Inotera.

Equity

Equity decreased $9,597,952, from $159,112,734 at December 31, 2014 to $149,514,782 at June 30, 2015. The decrease was primarily related to distributions paid to our partners and noncontrolling interests and our net loss during the 2015 Period.

Liquidity and Capital Resources

Summary

At June 30, 2015 and December 31, 2014, we had cash of $19,558,968 and $20,340,317, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of June 30, 2015, the cash reserve was $983,445. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. As of June 30, 2015, we had $4,550,508 available to us under the Facility pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see Note 9 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

Operating Activities

Cash provided by operating activities increased $11,278,397, from $9,198,879 in the 2014 Period to $20,477,276 in the 2015 Period. The increase was primarily related to increases in (i) rental payments received as a result of entering into the operating lease with Inotera subsequent to the 2014 Period, (ii) collections of certain receivables related to Varada that were included in other assets on our consolidated balance sheets and (iii) distributions from joint ventures as a result of entering into four new joint ventures during the 2014 Period. These increases were partially offset by the settlement of accrued liabilities related to the purchase of equipment on lease to Inotera.

Investing Activities

Cash provided by investing activities decreased $5,090,178, from $11,617,710 in the 2014 Period to $6,527,532 in the 2015 Period. The decrease primarily related to a decrease in principal received on notes receivable due to the prepayment of four notes receivable during the 2014 Period and a decrease in cash used to invest in joint ventures in the 2015 Period as compared to the 2014 Period. These decreases were partially offset by proceeds received in the 2015 Period from the sale of equipment previously on lease to Go Frac.

Financing Activities

Cash used in financing activities increased $15,062,307, from $12,723,850 in the 2014 Period to $27,786,157 in the 2015 Period. The increase was primarily due to an increase in repayment of our non-recourse long-term debt during the 2015 Period primarily associated with the equipment on to lease to Inotera and an increase in distributions paid to our noncontrolling interests related to proceeds received from the sale of equipment previously on lease to Go Frac during the 2015 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2015 and December 31, 2014 of $121,717,811 and $146,012,447, respectively, related to certain vessels, the Lewek Ambassador, the Hoegh Copenhagen, the Ardmore Capella and the Ardmore Calypso, and certain mining and photolithograph scanning equipment. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $186,133,967 and $209,087,320, respectively.

At June 30, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $79,534, $7,873,935 and $1,038,312 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2015 Period.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2015, we had restricted cash of  $1,182,828, which is presented within other assets in our consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2015, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any Interests during the three months ended June 30, 2015.

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

    10.4   Loan Modification Agreement, by and between California Bank & Trust and ICON ECI Fund Fifteen, L.P., dated as of March 31, 2015 (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed on May 13, 2015).

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

101. INS XBRL Instance Document.

101. SCH XBRL Taxonomy Extension Schema Document.

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB XBRL Taxonomy Extension Labels Linkbase Document.

101. PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON ECI Fund Fifteen, L.P.

(Registrant)

By: ICON GP 15, LLC

      (General Partner of the Registrant)

August 11, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)