Form 10-Q
period 2015-09-30
ICON ECI FUND FIFTEEN, L.P.
filed 2015-11-12
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes o No ☑
Number of outstanding limited partnership interests of the registrant on November 6, 2015 is 197,385.

ICON ECI Fund Fifteen, L.P. Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 6
Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
Signatures	32

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash	$28,873,818	$20,340,317
Net investment in notes receivable	34,229,842	59,584,520
Leased equipment at cost (less accumulated depreciation of
$47,860,904 and $25,974,093, respectively)	133,084,427	163,201,779
Net investment in finance leases	48,889,888	49,651,259
Investment in joint ventures	16,238,814	22,255,221
Other assets	3,534,633	5,613,561
Total assets	$264,851,422	$320,646,657
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$112,711,735	$146,012,447
Due to General Partner and affiliates, net	2,815,024	2,870,701
Accrued expenses and other liabilities	7,969,075	12,650,775
Total liabilities	123,495,834	161,533,923

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	131,699,199	149,696,027
General Partner	(436,883)	(255,695)
Total partners' equity	131,262,316	149,440,332
Noncontrolling interests	10,093,272	9,672,402
Total equity	141,355,588	159,112,734
Total liabilities and equity	$264,851,422	$320,646,657

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Finance income	$1,619,614	$5,461,488	$7,561,485	$12,653,010
Rental income	10,556,802	4,582,113	34,553,671	13,746,343
(Loss) income from investment in joint ventures	(3,239,186)	657,562	(9,504,736)	1,656,903
Gain on sale of assets, net	-	-	983,474	-
Other (loss) income	(145,059)	(266,129)	(160,815)	22,370
Total revenue	8,792,171	10,435,034	33,433,079	28,078,626

Expenses:
Management fees	898,498	299,614	1,575,686	1,209,388
Administrative expense reimbursements	375,157	372,023	1,171,572	1,475,822
General and administrative	356,687	316,226	1,602,549	1,378,755
Interest	1,549,116	1,267,001	4,854,748	3,897,104
Depreciation	8,419,497	2,764,416	24,917,352	8,293,249
Impairment loss	-	-	1,180,260	-
Credit loss	946,879	-	2,439,108	-
Total expenses	12,545,834	5,019,280	37,741,275	16,254,318
Net (loss) income	(3,753,663)	5,415,754	(4,308,196)	11,824,308
Less: net income attributable to noncontrolling interests	302,936	384,491	1,836,774	1,146,737
Net (loss) income attributable to Fund Fifteen	$(4,056,599)	$5,031,263	$(6,144,970)	$10,677,571

Net (loss) income attributable to Fund Fifteen allocable to:
Limited partners	$(4,016,033)	$4,980,950	$(6,083,520)	$10,570,795
General Partner	(40,566)	50,313	(61,450)	106,776
	$(4,056,599)	$5,031,263	$(6,144,970)	$10,677,571

Weighted average number of limited partnership
interests outstanding	197,385	197,489	197,385	197,489
Net (loss) income attributable to Fund Fifteen per weighted average
limited partnership interest outstanding	$(20.35)	$25.22	$(30.82)	$53.53

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2014	197,489	$149,696,027	$(255,695)	$149,440,332	$9,672,402	$159,112,734

Net income (loss)	-	1,843,599	18,622	1,862,221	(113,426)	1,748,795
Distributions	-	(3,893,703)	(39,330)	(3,933,033)	(370,539)	(4,303,572)
Investments by noncontrolling interests	-	-	-	-	1,819	1,819
Repurchase of limited partnership interests	(104)	(59,139)	-	(59,139)	-	(59,139)
Balance, March 31, 2015 (unaudited)	197,385	147,586,784	(276,403)	147,310,381	9,190,256	156,500,637

Net (loss) income	-	(3,911,086)	(39,506)	(3,950,592)	1,647,264	(2,303,328)
Distributions	-	(3,980,232)	(40,204)	(4,020,436)	(667,773)	(4,688,209)
Investments by noncontrolling interests	-	-	-	-	5,682	5,682
Balance, June 30, 2015 (unaudited)	197,385	139,695,466	(356,113)	139,339,353	10,175,429	149,514,782

Net (loss) income	-	(4,016,033)	(40,566)	(4,056,599)	302,936	(3,753,663)
Distributions	-	(3,980,234)	(40,204)	(4,020,438)	(385,093)	(4,405,531)
Balance, September 30, 2015 (unaudited)	197,385	$131,699,199	$(436,883)	$131,262,316	$10,093,272	$141,355,588

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(4,308,196)	$11,824,308
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	1,545,751	1,248,362
Credit loss	2,439,108	-
Rental income paid directly to lenders by lessees	(2,652,753)	(4,256,169)
Rental income recovered from forfeited security deposit	(2,638,850)	-
Loss (income) from investment in joint ventures	9,504,736	(1,656,903)
Depreciation	24,917,352	8,293,249
Impairment loss	1,180,260	-
Interest expense on non-recourse financing paid directly to lenders by lessees	206,644	431,358
Interest expense from amortization of debt financing costs	289,960	157,099
Interest expense from amortization of seller's credit	224,006	223,641
Other financial loss	199,743	74,278
Gain on sale of assets, net	(983,474)	-
Paid-in-kind interest	17,931	32,527
Changes in operating assets and liabilities:
Other assets	2,078,982	(1,843,336)
Deferred revenue	(367,279)	(49,993)
Due to General Partner and affiliates, net	(73,608)	(286,778)
Distributions from joint ventures	735,410	485,251
Accrued expenses and other liabilities	(1,899,577)	247,864
Net cash provided by operating activities	30,416,146	14,924,758
Cash flows from investing activities:
Purchase of equipment	(2,705,087)	-
Proceeds from sale of leased equipment	710,434	-
Investment in joint ventures	(5,035,761)	(8,720,656)
Principal received on finance leases	3,258,950	3,139,427
Investment in notes receivable	-	(9,009,923)
Distributions received from joint ventures in excess of profits	812,022	864,443
Principal received on notes receivable	21,468,964	18,355,009
Net cash provided by investing activities	18,509,522	4,628,300
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(26,561,823)	(6,552,500)
Payment of debt financing costs	(381,394)	-
Investments by noncontrolling interests	7,501	8,915
Distributions to noncontrolling interests	(1,423,405)	(931,467)
Repurchase of limited partnership interests	(59,139)	-
Distributions to partners	(11,973,907)	(11,980,199)
Net cash used in financing activities	(40,392,167)	(19,455,251)
Net increase in cash	8,533,501	97,807
Cash, beginning of period	20,340,317	24,297,314
Cash, end of period	$28,873,818	$24,395,121

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,801,045	$3,081,352

Supplemental disclosure of non-cash investing and financing activities:
Interest reserve net against principal repayment of note receivable	$-	$206,250
Proceeds from sale of equipment paid directly to lender in settlement
of non-recourse long-term debt and interest	$4,292,780	$-
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$2,652,753	$4,256,169

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

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

(2)      Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The results for the interim period are not necessarily indicative of the results for the full year.

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

September 30, 2015

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest – Imputation of Interest (“ASU 2015-15”), which further specifies the SEC Staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. ASU 2015-03 and ASU 2015-15 will be applied on a retrospective basis. The adoption of ASU 2015-03 and ASU 2015-15 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU-2015-03 and ASU 2015-15 is not expected to have a material effect on our consolidated financial statements. Upon adoption of both accounting standards updates, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other assets to non-recourse long-term debt, while debt issuance costs associated with line of credit arrangements will continue to be presented in other assets on our consolidated balance sheets.

(3)       Net Investment in Notes Receivable

As of September 30, 2015 and December 31, 2014, we had net investment in note receivable on non-accrual status of $3,656,192 and $966,362, respectively.

As of September 30, 2015, our net investment in note receivable and accrued interest related to two affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $327,545, respectively, of which an aggregate of $287,568 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be subject to a charter agreement and in payment default while available cash has been swept and applied to the senior tranche of the loan in accordance with the loan agreement since May 2015. Based upon the estimated fair value of the collateral securing the loan net the related estimated costs to sell, our Investment Manager believed that all contractual interest and outstanding principal payments under the loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. Subsequently, on October 30, 2015, TMA entered into five year charter agreements covering the remaining two previously unchartered vessels, commencing November 7, 2015.

As of December 31, 2014, our net investment in note receivable related to Varada Ten Pte. Ltd. (“Varada”) totaled $18,250,896, of which $2,076,338 was over 90 days past due. Despite a portion of the outstanding balance being over 90 days past due, we had been accounting for the net investment in note receivable related to Varada on an accrual basis as our Investment Manager believed that all contractual interest and principal payments and the undrawn commitment fee were collectible based on the estimated fair value of the collateral securing the loan net the related estimated costs to sell the collateral. On July 28, 2015, Varada satisfied its obligations in connection with the secured term loan facility scheduled to mature on June 30, 2022 by making a prepayment of $18,524,638, comprised of all outstanding principal, accrued interest and a prepayment fee of $100,000. The prepayment fee was recognized as additional finance income.

Net investment in notes receivable consisted of the following:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

	September 30,	December 31,
	2015	2014
Principal outstanding (1)	$34,626,015	$57,532,717
Initial direct costs	1,699,057	3,464,975
Deferred fees	(353,509)	(781,186)
Credit loss reserve (2)	(1,741,721)	(631,986)
Net investment in notes receivable (3)	$34,229,842	$59,584,520

(1) As of September 30, 2015, total principal outstanding related to our impaired loan of $5,178,776 was related to Ensaimada (defined below). As of December 31, 2014, total principal outstanding related to our impaired loan of $1,598,348 was related to VAS (defined below).

(2) As of September 30, 2015, the credit loss reserve of $1,741,721 was related to Ensaimada. As of December 31, 2014, the credit loss reserve of $631,986 was related to VAS.
(3) As of September 30, 2015 and December 31, 2014, net investment in notes receivable related to our impaired loans was $3,656,192 and $966,362, respectively.

During the year ended December 31, 2014, VAS Aero Services, LLC (“VAS”) experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $966,362. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $362,666 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $268,975. As a result, we recorded an additional credit loss of $334,721 and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,373 during the three months ended June 30, 2015. No gain or loss was recognized for the three months ended September 30, 2015 as a result of the sale. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three and nine months ended September 30, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $69,557 and $197,201 for the three and nine months ended September 30, 2014, respectively.

On January 30, 2015, Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”) satisfied their obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of $2,549,725, comprised of all outstanding principal, accrued interest and a prepayment fee of $74,240. As a result, we recognized additional finance income of $30,752.

On November 22, 2011, we made a secured term loan to Ensaimada S.A. (“Ensaimada”) in the amount of $5,298,947. The loan bears interest at 17% per year and matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by both N&P Shipping Co. (“N&P”), the parent company of Ensaimada, and by one of N&P’s shareholders.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

As a result of (i) a depressed market for dry bulk carriers, (ii) interest payments that have historically been paid late by Ensaimada and (iii) ongoing discussions with Ensaimada regarding a prepayment plan for an amount that was expected to be less than the full principal balance of the loan, our Investment Manager assessed the collectability of the loan and determined to reserve the remaining principal balance of the loan that we did not expect to recover pursuant to such prepayment plan. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $794,842 was recorded during the three months ended June 30, 2015. Interest income was recognized on a cash basis for the three months ended June 30, 2015 as we expected at such time to continue collecting interest on the loan until the earlier of the proposed prepayment and the maturity of the loan. During the three months ended September 30, 2015, our Investment Manager was advised by Ensaimada that the company may experience difficulties in consummating a refinancing transaction that would enable it to prepay the loan by the end of 2015. In addition, Ensaimada did not make its quarterly interest payment under the loan for the quarter ended September 30, 2015. Based on recent discussions with Ensaimada, our Investment Manager believes that it is likely that the loan will be extended and restructured. As our Investment Manager believes that there is doubt regarding Ensaimada’s ability to repay the entire principal balance of the loan at maturity in November 2016 and considering a potential restructuring of the loan, an analysis was performed to assess the collectability of the loan as of September 30, 2015 under various recovery scenarios, including with or without the extension and restructuring of the loan and the current fair market value of the collateral. Historical sale values of comparable dry bulk carriers and the current fair market value of the vessel were critical components of this analysis. Based on this analysis, an additional credit loss reserve of $946,879 was recorded during the three months ended September 30, 2015. During the three months ended September 30, 2015 and in subsequent periods, any payments received from Ensaimada was and will be applied to principal as there is doubt regarding the ultimate collectability of principal. For the three months ended September 30, 2015 and 2014, we recognized finance income of $0 and $190,679, respectively. For the nine months ended September 30, 2015 and 2014, we recognized finance income of $154,659 (of which $99,970 was recognized on a cash basis) and $565,820, respectively.  As of September 30, 2015 and December 31, 2014, the net investment in note receivable related to Ensaimada was $3,656,192 and $5,595,856, respectively.

Credit loss allowance activities for the three months ended September 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2015	$794,842
Provisions	946,879
Write-offs, net of recoveries	-
Allowance for credit loss as of September 30, 2015	$1,741,721

Credit loss allowance activities for the three months ended September 30, 2014 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2014	$1,972,530
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of September 30, 2014	$1,972,530

Credit loss allowance activities for the nine months ended September 30, 2015 were as follows:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	2,439,108
Write-offs, net of recoveries	(1,329,373)
Allowance for credit loss as of September 30, 2015	$1,741,721

Credit loss allowance activities for the nine months ended September 30, 2014 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2013	$1,972,530
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of September 30, 2014	$1,972,530

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2015	2014
Marine vessels	$81,651,931	$81,651,931
Photolithograph immersion scanner	79,905,122	79,905,122
Mining equipment	19,388,278	19,388,278
Oil field services equipment	-	8,230,541
Leased equipment at cost	180,945,331	189,175,872
Less: accumulated depreciation	47,860,904	25,974,093
Leased equipment at cost, less accumulated depreciation	$133,084,427	$163,201,779

Depreciation expense was $8,419,497 and $2,764,416 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense was $24,917,352 and $8,293,249 for the nine months ended September 30, 2015 and 2014, respectively.

(5)       Net Investment in Finance Leases

As of September 30, 2015 and December 31, 2014, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2015	2014
Minimum rents receivable	$60,787,915	$63,558,572
Initial direct costs	841,284	982,185
Unearned income	(12,739,311)	(14,889,498)
Net investment in finance leases	$48,889,888	$49,651,259

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

On September 15, 2015, we purchased auxiliary support equipment and robots used in the production of certain automobiles for $2,691,629, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months.

(6)       Assets Held for Sale

During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac, LLC’s (“Go Frac”) financial performance resulting in its failure to satisfy its lease payment obligations in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the fourth quarter of 2014, we recognized an impairment charge of $4,026,090 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, our Investment Manager obtained quotes from multiple auctioneers and subsequently an auctioneer was engaged to sell the equipment at an auction. As of March 31, 2015, the equipment met the criteria to be classified as assets held for sale on our consolidated balance sheets.  As a result, we recognized an additional impairment charge of $1,180,260 to write down the equipment to its estimated fair value, less cost to sell of $4,019,740.

On May 14, 2015, the equipment was sold at an auction for $5,542,000, the majority of which was remitted directly to our lender to satisfy our non-recourse long-term debt obligations of $4,292,780, consisting of unpaid principal and accrued interest. After deducting selling costs of $538,786, we recognized a gain on sale of assets of $983,474. In addition, as a result of Go Frac’s default on the lease and our repossession and ultimate sale of the equipment, we recognized additional rental income of $2,638,850, primarily due to the extinguishment of our obligation to return a security deposit to Go Frac pursuant to the terms of the lease.

(7)     Investment in Joint Ventures

On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), each an entity also managed by our Investment Manager, purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank (“Standard Chartered”) at $28,462,500.

As of March 31, 2015, JAC was in technical default of the facility as a result of its failure to provide certain financial data to the joint venture. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved.  As a result, JAC failed to make the expected payment that was due to the joint venture during the three months ended March 31, 2015. Although this delayed payment did not trigger a payment default under the facility agreement, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%.

During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Investment Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility. Our Investment Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the facility to equity and/or a restructuring of the facility, our Investment Manager believed that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Investment Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the credit loss for the three months ended June 30, 2015 was $7,161,658. During the three months ended June 30, 2015, the joint venture placed the facility on non-accrual status and no finance income was recognized.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

 During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the facility. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Investment Manager reassessed the collectability of the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Investment Manager also considered the proposed plan of converting a portion of the facility to equity and/or restructuring the facility in the event that JAC’s stakeholders recommence discussions. Based upon such reassessment, our Investment Manager believes that the joint venture may potentially not be able to recover approximately $21,800,000 to $27,000,000 of the outstanding balance due from JAC as of September 30, 2015. During the three months ended September 30, 2015, the joint venture recognized a credit loss of $8,928,735, which our Investment Manager believes is the most likely outcome derived from its reassessment. Our share of the credit loss for the three months ended September 30, 2015 was $3,571,494. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint venture’s ultimate collectability of the facility results in less of a recovery from its current estimate. Our Investment Manager has also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that it is not impaired. As of September 30, 2015 and December 31, 2014, the total net investment in note receivable held by the joint venture was $10,731,551 and $35,363,995, respectively, and our investment in the joint venture was $4,295,283 and $14,574,053, respectively.

The results of operations of the joint venture are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$-	$1,041,164	$1,152,580	$3,008,438
Net (loss) income	$(8,928,735)	$1,030,902	$(25,129,246)	$2,970,934
Our share of net (loss) income	$(3,571,494)	$393,383	$(10,293,352)	$1,134,216

On July 10, 2015, a joint venture owned 50% by us, 40% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Investment Manager, purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge for 60 months. Our contribution to the joint venture was $4,991,894.

(8)      Non-Recourse Long-Term Debt

As of September 30, 2015 and December 31, 2014, we had non-recourse long-term debt obligations of $112,711,735 and $146,012,447, respectively. As of September 30, 2015, our non-recourse long-term debt obligations had maturity dates ranging from October 1, 2015 to December 21, 2020 and interest rates ranging from 2.55% to 6.51% per year.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long term debt was $177,262,691 and $209,087,320, respectively.

At September 30, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

(9)      Revolving Line of Credit, Recourse

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

September 30, 2015

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At September 30, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At September 30, 2015, we had $4,000,000 available under the Facility pursuant to the borrowing base.

(10)    Transactions with Related Parties

We paid distributions to our General Partner of $40,204 and $119,738 for the three and nine months ended September 30, 2015, respectively. We paid distributions to our General Partner of $40,226 and $119,802 for the three and nine months ended September 30, 2014, respectively. Additionally, our General Partner’s interest in the net loss attributable to us was $40,566 and $61,450 for the three and nine months ended September 30, 2015, respectively. Our General Partner’s interest in the net income attributable to us was $50,313 and $106,776 for the three and nine months ended September 30, 2014, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2015	2014	2015	2014
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$191,467	$400,549	$191,467	$1,025,147
ICON Capital, LLC	Investment Manager	Management fees (2)	898,498	299,614	1,575,686	1,209,388
		Administrative expense
ICON Capital, LLC	Investment Manager	reimbursements (2)	375,157	372,023	1,171,572	1,475,822
Fund Fourteen	Noncontrolling interest	Interest expense (2)	104,008	103,150	307,728	304,655
			$1,569,130	$1,175,336	$3,246,453	$4,015,012

(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

 At September 30, 2015, we had a net payable of $2,815,024 due to our General Partner and affiliates that primarily consisted of a note payable of $2,622,196 and accrued interest of $29,354 due to Fund Fourteen related to its noncontrolling interest in a vessel, the Lewek Ambassador, and administrative expense reimbursements of $125,158 due to our Investment Manager. At December 31, 2014, we had a net payable of $2,870,701 due to our General Partner and affiliates that primarily consisted of a note payable of $2,609,209 and accrued interest of $30,332 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, and administrative expense reimbursements of $257,495 due to our Investment Manager.

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

September 30, 2015

(unaudited)

•         Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell such assets. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable or finance leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following tables summarize the valuation of our material non-financial and financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment or credit loss was recorded, while the carrying value of the assets is presented as of September 30, 2015:

					Impairment Loss for the
	Carrying Value at	Fair Value at Impairment Date			Nine Months Ended
	September 30, 2015	Level 1	Level 2	Level 3	September 30, 2015
Assets held for sale (1)	$-	$-	$-	$4,019,740	$1,180,260

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

					Credit Loss for the
	Carrying Value at	Fair Value at Impairment Date			Nine Months Ended
	September 30, 2015	Level 1	Level 2	Level 3	September 30, 2015
Net investment in note receivable	$-	$-	$-	$268,975	$697,387

Our collateral dependent note receivable related to VAS was valued using inputs that are generally unobservable and are supported by little or no market data and was classified within Level 3. For the credit loss of $362,666 recorded during the three months ended March 31, 2015, the collateral dependent note receivable related to VAS was valued based primarily on the liquidation value of the collateral provided by an independent third-party appraiser. In July 2015, we sold all of our interest in the note receivable to a third-party (see Note 3). For the credit loss of $334,721 recorded during the three months ended June 30, 2015, our note receivable related to VAS was valued based upon the agreed sales price of our interest in the note receivable with a third party.

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

September 30, 2015

(unaudited)

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credit was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 9.64% and 40.22% as of September 30, 2015. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and seller’s credit was derived using discount rates ranging between 2.57% and 6.44% as of September 30, 2015.

	September 30, 2015
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$32,884,294	$32,537,682

Principal outstanding on fixed-rate non-recourse long-term debt	$94,056,735	$93,947,132

Seller's credit	$6,452,092	$6,617,468

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2015, we had restricted cash of  $1,181,564, which is presented within other assets in our consolidated balance sheets.

(13)   Subsequent Events

On October 27, 2015, a joint venture owned 15% by us amended the lease with Blackhawk Mining, LLC (“Blackhawk”) to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 and to obtain a partial prepayment of $3,502,514, which included an amendment fee of $75,000.  In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment.

Our lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”) was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $229,909. On October 29, 2015, Murray repurchased the equipment pursuant to the terms of the lease for $2,038,124. Upon the expiration of an additional lease with Murray, on October 30, 2015, Murray repurchased the equipment that was subject to such lease for $2,415,519. No gain or loss was recorded as a result of these transactions.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

 Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2014:

Notes Receivable

•          During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the secured term loan as well as the balloon payment due on the October 6, 2014 maturity date. As a result, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $966,362. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $362,666 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB for $268,975. As a result, we recorded an additional credit loss of $334,721 and wrote off the credit loss reserve and corresponding balance of the loan of $1,329,373 during the three months ended June 30, 2015. No gain or loss was recognized for the three months ended September 30, 2015 as a result of the sale. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the three and nine months ended September 30, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $69,557 and $197,201 for the three and nine months ended September 30, 2014, respectively.

•          On January 30, 2015, Superior satisfied its obligations in connection with a secured term loan scheduled to mature on September 10, 2017 by making a prepayment of $2,549,725, comprised of all outstanding principal, accrued interest and a prepayment fee of $74,240. As a result, we recognized additional finance income of $30,752.

•          On November 22, 2011, we made a secured term loan to Ensaimada in the amount of $5,298,947. The loan bears interest at 17% per year and matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by both N&P and by one of N&P’s shareholders. As a result of (i) a depressed market for dry bulk carriers, (ii) interest payments that have historically been paid late by Ensaimada and (iii) ongoing discussions with Ensaimada regarding a prepayment plan for an amount that was expected to be less than the full principal balance of the loan, our Investment Manager assessed the collectability of the loan and determined to reserve the remaining principal balance of the loan that we did not expect to recover pursuant to such prepayment plan. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $794,842 was recorded during the three months ended June 30, 2015. Interest income was recognized on a cash basis for the three months ended June 30, 2015 as we expected at such time to continue collecting interest on the loan until the earlier of the proposed prepayment and the maturity of the loan. During the three months ended September 30, 2015, our Investment Manager was advised by Ensaimada that the company may experience difficulties in consummating a refinancing transaction that would enable it to prepay the loan by the end of 2015. In addition, Ensaimada did not make its quarterly interest payment under the loan for the quarter ended September 30, 2015. Based on recent discussions with Ensaimada, our Investment Manager believes that it is likely that the loan will be extended and restructured. As our Investment Manager believes that there is doubt regarding Ensaimada’s ability to repay the entire principal balance of the loan at maturity in November 2016 and considering a potential restructuring of the loan, an analysis was performed to assess the collectability of the loan as of September 30, 2015 under various recovery scenarios, including with or without the extension and restructuring of the loan and the current fair market value of the collateral. Historical sale values of comparable dry bulk carriers and the current fair market value of the vessel were critical components of this analysis. Based on this analysis, an additional credit loss reserve of $946,879 was recorded during the three months ended September 30, 2015. During the three months ended September 30, 2015 and in subsequent periods, any payments received from Ensaimada was and will be applied to principal as there is doubt regarding the ultimate collectability of principal. For the three months ended September 30, 2015 and 2014, we recognized finance income of $0 and $190,679, respectively. For the nine months ended September 30, 2015 and 2014, we recognized finance income of $154,659 (of which $99,970 was recognized on a cash basis) and $565,820, respectively.  As of September 30, 2015 and December 31, 2014, the net investment in note receivable related to Ensaimada was $3,656,192 and $5,595,856, respectively.

•          On May 15, 2013, a joint venture owned 40% by us, 39% by Fund Eleven and 21% by Fund Twelve purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered at $28,462,500. As of March 31, 2015, JAC was in technical default of the facility as a result of its failure to provide certain financial data to the joint venture. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved. As a result, JAC failed to make the expected payment that was due to the joint venture during the three months ended March 31, 2015. Although this delayed payment did not trigger a payment default under the facility agreement, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. During the three months ended June 30, 2015, the expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Investment Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility. Our Investment Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the facility to equity and/or a restructuring of the facility, our Investment Manager believed that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Investment Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the credit loss for the three months ended June 30, 2015 was $7,161,658. During the three months ended June 30, 2015, the joint venture placed the facility on non-accrual status and no finance income was recognized. During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the facility. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Investment Manager reassessed the collectability of the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Investment Manager also considered the proposed plan of converting a portion of the facility to equity and/or restructuring the facility in the event that JAC’s stakeholders recommence discussions. Based upon such reassessment, our Investment Manager believes that the joint venture may potentially not be able to recover approximately $21,800,000 to $27,000,000 of the outstanding balance due from JAC as of September 30, 2015. During the three months ended September 30, 2015, the joint venture recognized a credit loss of $8,928,735, which our Investment Manager believes is the most likely outcome derived from its reassessment. Our share of the credit loss for the three months ended September 30, 2015 was $3,571,494. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint venture’s ultimate collectability of the facility results in less of a recovery from its current estimate. Our Investment Manager has also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that it is not impaired. For the three months ended September 30, 2015 and 2014, the joint venture recognized finance income of $0 and $1,041,164, respectively. For the nine months ended September 30, 2015 and 2014, the joint venture recognized finance income of $1,152,580 and $3,008,438, respectively. As of September 30, 2015 and December 31, 2014, the total net investment in note receivable held by the joint venture was $10,731,551 and $35,363,995, respectively, and our investment in the joint venture was $4,295,283 and $14,574,053, respectively.

•          On July 28, 2015, Varada satisfied its obligations in connection with the secured term loan facility scheduled to mature on June 30, 2022 by making a prepayment of $18,524,638, comprised of all outstanding principal, accrued interest and a prepayment fee of $100,000. The prepayment fee was recognized as additional finance income.

Oil field Services Equipment

•          During the fourth quarter of 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the fourth quarter of 2014, we recognized an impairment charge of $4,026,090 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, our Investment Manager obtained quotes from multiple auctioneers and subsequently an auctioneer was engaged to sell the equipment at an auction. As of March 31, 2015, the equipment met the criteria to be classified as assets held for sale on our consolidated balance sheets.  As a result, we recognized an additional impairment charge of $1,180,260 to write down the equipment to its estimated fair value, less cost to sell of $4,019,740. On May 14, 2015, the equipment was sold at an auction for $5,542,000, the majority of which was remitted directly to our lender to satisfy our non-recourse long-term debt obligations of $4,292,780, consisting of unpaid principal and accrued interest. After deducting selling costs of $538,786, we recognized a gain on sale of assets of $983,474. In addition, as a result of Go Frac’s default on the lease and our repossession and ultimate sale of the equipment, we recognized additional rental income of $2,638,850, primarily due to the extinguishment of our obligation to return a security deposit to Go Frac pursuant to the terms of the lease.

Auto Manufacturing Equipment

•          On July 10, 2015, a joint venture owned 50% by us, 40% by Fund Fourteen and 10% by Fund Sixteen purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge for 60 months. Our contribution to the joint venture was $4,991,894.

•          On September 15, 2015, we purchased auxiliary support equipment and robots used in the production of certain automobiles for $2,691,629, which were simultaneously leased to Challenge for 60 months.

Acquisition Fees

•          We incurred acquisition fees to our Investment Manager of $191,467 during the three and nine months ended September 30, 2015, which is included in due to General Partner and affiliates, net on our consolidated balance sheets as of September 30, 2015.

Subsequent Events

•          On October 27, 2015, a joint venture owned 15% by us amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 and to obtain a partial prepayment of $3,502,514, which included an amendment fee of $75,000.  In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment.

•          Our lease with Murray was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $229,909. On October 29, 2015, Murray repurchased the equipment pursuant to the terms of the lease for $2,038,124. Upon the expiration of an additional lease with Murray, on October 30, 2015, Murray repurchased the equipment that was subject to such lease for $2,415,519. No gain or loss was recorded as a result of these transactions.

Recent Accounting Pronouncements

In May 2014 and August 2015, FASB issued ASU 2014-09, Revenue from Contracts with Customers, and ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date,  respectively,  which will become effective for us on January 1, 2018. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

In April 2015 and August 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest, and ASU 2015-15, Interest – Imputation of Interest, respectively,  which will become effective for us on January 1, 2016. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect on our consolidated financial statements. Upon adoption of both accounting standards updates, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other assets to non-recourse long-term debt, while debt issuance costs associated with line of credit arrangements will continue to be presented in other assets on our consolidated balance sheets.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2015		December 31, 2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - product tankers	$28,104,047	34%	$29,515,702	27%
Platform supply vessels	21,612,830	26%	23,733,731	22%
Lubricant manufacturing and blending equipment	9,266,598	12%	9,336,918	8%
Vessel - tanker	7,327,607	9%	7,449,455	7%
Trailers	5,249,544	6%	5,285,695	5%
Marine - dry bulk vessels	3,656,192	4%	5,595,856	5%
Marine - asphalt carrier	3,618,240	4%	4,864,710	4%
Auto manufacturing equipment	2,673,500	3%	-	-
Rail support construction equipment	1,611,172	2%	1,747,023	2%
Oil field services equipment	-	-	18,250,896	17%
Metal pipe and tube manufacturing equipment	-	-	2,489,431	2%
Aircraft parts	-	-	966,362	1%
	$83,119,730	100%	$109,235,779	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Gallatin Marine Management, LLC	Platform supply vessel	33%	11%
Ardmore Shipping Ltd.	Marine - product tankers	29%	10%
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	18%	6%
Ocean Product Tankers AS	Vessel - tanker	14%	-
Varada Ten Pte. Ltd.	Oil field services equipment	-	54%
		94%	81%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $966,362. The loan was considered impaired during the three months ended December 31, 2014. During the six months ended June 30, 2015, we recognized an additional credit loss of $697,387. On July 23, 2015, we sold all of our interest in the loan to GB for $268,975. No gain or loss was recognized for the 2015 Quarter as a result of the sale. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Quarter. Finance income recognized on the loan prior to recording the credit loss was $69,557 for the 2014 Quarter (see “Recent Significant Transactions” above).

As of September 30, 2015 and December 31, 2014, the net carrying value of our impaired loan related to Ensaimada was $3,656,192 and $5,595,856, respectively. During the three months ended June 30 2015, we placed the loan on a non-accrual status and a credit loss of $794,842 was recorded. During the 2015 Quarter, we recorded an additional credit loss of $946,879. Commencing with the 2015 Quarter and in subsequent periods, any payments received from Ensaimada was and will be applied to principal as there is doubt regarding the ultimate collectability of principal. For the 2015 Quarter and the 2014 Quarter, we recognized finance income of $0 and $190,679, respectively (see “Recent Significant Transactions” above).

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	September 30, 2015		December 31, 2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - container vessels	$67,523,180	51%	$71,329,981	44%
Photolithograph immersion scanner	60,834,230	46%	77,996,663	48%
Mining equipment	4,727,017	3%	8,675,135	5%
Oil field services equipment	-	-	5,200,000	3%
	$133,084,427	100%	$163,201,779	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Inotera Memories, Inc.	Photolithograph immersion scanner	63%	-
Hoegh Autoliners Shipping AS	Marine - container vessels	23%	54%
Murray Energy Corporation	Mining equipment	14%	33%
Go Frac, LLC	Oil field services equipment	-	13%
		100%	100%

Revenue for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended September 30,
	2015	2014	Change
Finance income	$1,619,614	$5,461,488	$(3,841,874)
Rental income	10,556,802	4,582,113	5,974,689
(Loss) income from investment in joint ventures	(3,239,186)	657,562	(3,896,748)
Other loss	(145,059)	(266,129)	121,070
Total revenue	$8,792,171	$10,435,034	$(1,642,863)

Total revenue for the 2015 Quarter decreased $1,642,863, or 15.7%, as compared to the 2014 Quarter. The decrease was due to our share of the loss from investment in joint ventures related to JAC due to the credit loss recorded by the joint venture during the 2015 Quarter (see “Recent Significant Transactions” above), and a decrease in finance income due to the prepayment of our note receivable by Varada during the 2015 Quarter, which accounted for approximately $3,300,000 of such decrease, as well as several other prepayments on our financing receivables and placing certain financing receivables on non-accrual status subsequent to the 2014 Quarter. These decreases were partially offset by an increase in rental income due to entering into a new operating lease with Inotera Memories, Inc. (“Inotera”) subsequent to the 2014 Quarter, partially offset by no income recognized from our lease with Go Frac in the 2015 Quarter as a result of the sale of assets previously subject to such lease in May 2015.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended September 30,
	2015	2014	Change
Management fees	$898,498	$299,614	$598,884
Administrative expense reimbursements	375,157	372,023	3,134
General and administrative	356,687	316,226	40,461
Interest	1,549,116	1,267,001	282,115
Depreciation	8,419,497	2,764,416	5,655,081
Credit loss	946,879	-	946,879
Total expenses	$12,545,834	$5,019,280	$7,526,554

Total expenses for the 2015 Quarter increased $7,526,554, or 150.0%, as compared to the 2014 Quarter. The increase in total expenses was primarily due to (i) an increase in depreciation expense on equipment acquired pursuant to the operating lease with Inotera that we entered into subsequent to the 2014 Quarter, (ii) a credit loss recorded during the 2015 Quarter related to Ensaimada, (iii) an increase in management fees primarily due to the prepayment of our note receivable by Varada during the 2015 Quarter, partially offset by the sale of certain equipment and maturity of several investments subsequent to the 2014 Quarter and (iv) an increase in interest expense on our additional non-recourse long-term debt incurred for the purpose of acquiring the equipment on lease to Inotera.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $81,555, from $384,491 in the 2014 Quarter to $302,936 in the 2015 Quarter. The decrease was primarily due to no income recognized from our lease with Go Frac by our consolidated joint venture during the 2015 Quarter as result of the sale of assets previously subject to such lease in May 2015.

Net (Loss) Income Attributable to Fund Fifteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Quarter and the 2014 Quarter was $(4,056,599) and $5,031,263, respectively. The net (loss) income attributable to us per weighted average Interest outstanding for the 2015 Quarter and the 2014 Quarter was $(20.35), and $25.22, respectively.

Results of Operations for the Nine Months Ended September 30, 2015 (the “2015 Period”) and 2014 (the “2014 Period”)

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

Financing Transactions

During the 2015 Period and the 2014 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Period	2014 Period
Gallatin Marine Management, LLC	Platform supply vessel	22%	14%
Ardmore Shipping Ltd.	Marine - product tankers	19%	12%
Varada Ten Pte. Ltd.	Oil field services equipment	18%	34%
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	12%	7%
		71%	67%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $966,362. The loan was considered impaired during the three months ended December 31, 2014. During the 2015 Period, we recognized an additional credit loss of $697,387. On July 23, 2015, we sold all of our interest in the loan to GB for $268,975. No gain or loss was recognized for the 2015 Period as a result of the sale. No finance income was recognized since the date the loan was considered impaired during the three months ended December 31, 2014. Accordingly, no finance income was recognized for the 2015 Period. Finance income recognized on the loan prior to recording the credit loss was $197,201 for the 2014 Period (see “Recent Significant Transactions” above).

As of September 30, 2015 and December 31, 2014, the net carrying value of our impaired loan related to Ensaimada was $3,656,192 and $5,595,856, respectively. During the three months ended June 30, 2015, we placed the loan on a non-accrual status. During the 2015 Period, we recorded an aggregate credit loss of $1,741,721. Commencing with the 2015 Quarter and in subsequent periods, any payments received from Ensaimada was and will be applied to principal as there is doubt regarding the ultimate collectability of principal.  For the 2015 Period and the 2014 Period, we recognized finance income of $154,659 (of which $99,970 was recognized on a cash basis) and $565,820, respectively (see “Recent Significant Transactions” above).

Operating Lease Transactions

During the 2015 Period and the 2014 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015 Period	2014 Period
Inotera Memories, Inc.	Photolithograph immersion scanner	58%	-
Hoegh Autoliners Shipping AS	Marine - container vessels	21%	54%
Murray Energy Corporation	Mining equipment	13%	33%
Go Frac, LLC	Oil field services equipment	8%	13%
		100%	100%

Revenue for the 2015 Period and the 2014 Period is summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change
Finance income	$7,561,485	$12,653,010	$(5,091,525)
Rental income	34,553,671	13,746,343	20,807,328
(Loss) income from investment in joint ventures	(9,504,736)	1,656,903	(11,161,639)
Gain on sale of assets, net	983,474	-	983,474
Other (loss) income	(160,815)	22,370	(183,185)
Total revenue	$33,433,079	$28,078,626	$5,354,453

Total revenue for the 2015 Period increased $5,354,453, or 19.1%, as compared to the 2014 Period. The increase in rental income was due to entering into a new operating lease with Inotera subsequent to the 2014 Period and the application of a forfeited security deposit against lease payments owed by Go Frac during the 2015 Period. The increase in gain on sale of assets was related to the sale of equipment previously on lease to Go Frac during the 2015 Period. These increases were partially offset by our share of the loss from investment in joint ventures related to JAC due to the credit loss recorded by the joint venture during the 2015 Period (see “Recent Significant Transactions” above), as well as a decrease in finance income due to several prepayments on our financing receivables and placing certain financing receivables on non-accrual status during or subsequent to the 2014 Period.

Expenses for the 2015 Period and the 2014 Period are summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change
Management fees	$1,575,686	$1,209,388	$366,298
Administrative expense reimbursements	1,171,572	1,475,822	(304,250)
General and administrative	1,602,549	1,378,755	223,794
Interest	4,854,748	3,897,104	957,644
Depreciation	24,917,352	8,293,249	16,624,103
Impairment loss	1,180,260	-	1,180,260
Credit loss	2,439,108	-	2,439,108
Total expenses	$37,741,275	$16,254,318	$21,486,957

Total expenses for the 2015 Period increased $21,486,957, or 132.2%, as compared to the 2014 Period. The increase in total expenses was primarily due to (i) an increase in depreciation expense on equipment acquired pursuant to the operating lease with Inotera that we entered into subsequent to the 2014 Period, (ii) the credit losses related to Ensaimada and VAS that were recorded during the 2015 Period, (iii) an impairment loss recorded during the 2015 Period in connection with the equipment previously on lease to Go Frac, (iv) an increase in interest expense on our additional non-recourse long-term debt incurred for the purpose of acquiring the equipment on lease to Inotera and (v) an increase in management fees primarily due to the prepayment of our note receivable by Varada during the 2015 Period, partially offset by the sale of certain equipment and maturity of several investments subsequent to the 2014 Period.  These increases were partially offset by a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $690,037, from $1,146,737 in the 2014 Period to $1,836,774 in the 2015 Period. The increase was primarily due to the recognition of a gain on sale of assets during the 2015 Period by our consolidated joint venture that owned the equipment previously on lease to Go Frac.

Net (Loss) Income Attributable to Fund Fifteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2015 Period and the 2014 Period was $(6,144,970) and $10,677,571, respectively. The net (loss) income attributable to us per weighted average Interest outstanding for the 2015 Period and the 2014 Period was $(30.82) and $53.53, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $55,795,235, from $320,646,657 at December 31, 2014 to $264,851,422 at September 30, 2015. The decrease in total assets was primarily the result of (a) depreciation on our leased equipment at cost, (b) our share of the credit loss recorded by our joint venture related to JAC and (c) the use of cash generated from our investments to (i) repay our non-recourse long-term debt, (ii) pay distributions to our partners and noncontrolling interests and (iii) settle accrued liabilities related to the purchase of equipment on lease to Inotera.

Total Liabilities

Total liabilities decreased $38,038,089, from $161,533,923 at December 31, 2014 to $123,495,834 at September 30, 2015. The decrease was primarily due to (i) scheduled repayments of our non-recourse long-term debt during the 2015 Period, (ii) the extinguishment of our obligation to return a security deposit to Go Frac pursuant to the terms of the lease and (iii) the settlement of accrued liabilities during the 2015 Period related to the purchase of equipment on lease to Inotera.

Equity

Equity decreased $17,757,146, from $159,112,734 at December 31, 2014 to $141,355,588 at September 30, 2015. The decrease was primarily related to distributions paid to our partners and noncontrolling interests and our net loss during the 2015 Period.

Liquidity and Capital Resources

Summary

At September 30, 2015 and December 31, 2014, we had cash of $28,873,818 and $20,340,317, respectively.  Pursuant to the terms of our offering, we have established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of September 30, 2015, the cash reserve was $983,445. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. As of September 30, 2015, we had $4,000,000 available to us under the Facility pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see Note 9 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

Operating Activities

Cash provided by operating activities increased $15,491,388, from $14,924,758 in the 2014 Period to $30,416,146 in the 2015 Period. The increase was primarily related to increases in (i) rental payments received as a result of entering into the operating lease with Inotera subsequent to the 2014 Period, (ii) collections of certain receivables related to Varada that were included in other assets on our consolidated balance sheets and (iii) distributions from joint ventures as a result of entering into several new joint ventures during the 2014 Period. These increases were partially offset by the settlement of accrued liabilities during the 2015 Period related to the purchase of equipment on lease to Inotera.

Investing Activities

Cash provided by investing activities increased $13,881,222, from $4,628,300 in the 2014 Period to $18,509,522 in the 2015 Period. The increase was primarily due to a decrease in cash used to invest in new notes receivable and joint ventures during the 2015 Period as compared to the 2014 Period, as well as an increase in principal received due to the prepayment of certain notes receivable during the 2015 Period. The increase was partially offset by the purchase of equipment on lease to Challenge during the 2015 Period.

Financing Activities

Cash used in financing activities increased $20,936,916, from $19,455,251 in the 2014 Period to $40,392,167 in the 2015 Period. The increase was primarily due to an increase in repayment of our non-recourse long-term debt during the 2015 Period primarily related to the purchase of equipment on lease to Inotera in 2014 and an increase in distributions paid to our noncontrolling interests during the 2015 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2015 and December 31, 2014 of $112,711,735 and $146,012,447, respectively, related to certain vessels, the Lewek Ambassador, the Hoegh Copenhagen, the Ardmore Capella and the Ardmore Calypso, and certain mining and photolithograph scanning equipment. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease or loan, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2015 and December 31, 2014, the total carrying value of assets subject to non-recourse long-term debt was $177,262,691 and $209,087,320, respectively.

At September 30, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $119,738, $11,854,169 and $1,423,405 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2015 Period.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2015, we had restricted cash of  $1,181,564, which is presented within other assets in our consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2015, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any Interests during the three months ended September 30, 2015.

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

November 10, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)