Form 10-K
period 2015-12-31
ICON ECI FUND FIFTEEN, L.P.
filed 2016-03-25
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2015
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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

Number of outstanding limited partnership interests of the registrant on March 21, 2016 is 197,385.

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

Our general partner is ICON GP 15, LLC, a Delaware limited liability company (the “General Partner”), and our investment manager is ICON Capital, LLC, a Delaware limited liability company (the “Investment Manager”). Our General Partner manages and controls our business affairs, including, but not limited to, the business-essential equipment and corporate infrastructure (collectively, “Capital Assets”) we invest in, pursuant to the terms of our limited partnership agreement (the “Partnership Agreement”).  Pursuant to the terms of an investment management agreement, our General Partner has engaged our Investment Manager to, among other things, facilitate the acquisition and servicing of our investments.  Additionally, our General Partner has a 1% interest in our profits, losses, distributions and liquidation proceeds.

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

As of June 6, 2013, 197,597 Interests were sold pursuant to our offering, of which 5,961 Interests were issued at a discounted price pursuant to our DRIP Plan, representing total capital contributions to us of $196,688,918 by 4,644 limited partners. Pursuant to the terms of our offering, we established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2015, the reserve was $983,445. During the period from the Initial Closing Date through June 6, 2013, we paid sales commissions to third parties in the amount of $13,103,139 and dealer-manager fees in the amount of $5,749,021 to CĪON Securities, LLC, formerly known as ICON Securities, LLC (“CĪON Securities”), the dealer-manager of our offering and an affiliate of our General Partner. In addition, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,730,919, which were recorded as a reduction of partners’ equity.

Our Business

We are a direct financing fund that primarily makes investments in domestic and international businesses, which investments are primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return.

In the case of secured loans and other financing transactions, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we lend to borrowers. In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or is not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on the purchase price of the leased Capital Assets. In the case of investments in leased Capital Assets that decline in value at a slow rate due to the long economic life of such Capital Assets, we expect that we will generate sufficient net proceeds at the end of the investment from the sale or re-lease of such Capital Assets to provide a return of and a return on our investment. In the case of operating leases, we expect most, if not all, of the return of and the return on such investments to be realized upon the sale or re-lease of the Capital Assets. For leveraged leases, we expect the rental income we receive to be less than the purchase price of the Capital Assets because we will structure these transactions to utilize some or all of the lease rental payments to reduce the amount of non-recourse indebtedness used to acquire such assets.

In some cases with respect to the above investments, we may acquire equity interests, as well as warrants or other rights to acquire equity interests, in the borrower or lessee that may increase the expected return on our investments.

We divide the life of the Partnership into three distinct phases:

(1)       Offering Period: The period during which we offered and sold Interests to investors. We invested most of the net proceeds from the sale of Interests in Capital Assets.

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

At December 31, 2015 and 2014, we had total assets of $313,568,810 and $320,646,657, respectively. For the year ended December 31, 2015, we had two lessees that accounted for 67.3% of our total rental and finance income of $53,826,645. Net loss attributable to us for the year ended December 31, 2015 was $10,505,036. For the year ended December 31, 2014, we had two lessees and one borrower that accounted for 57.3% of our total rental and finance income of $35,252,393. Net income attributable to us for the year ended December 31, 2014 was $8,723,579.

At December 31, 2015, our portfolio, which we hold either directly or through joint ventures, consisted primarily of the following investments:

Notes Receivable

•         A term loan to Ensaimada S.A. (“Ensaimada”), secured by a second priority security interest in a dry bulk carrier, which matures in November 2016.

•         A term loan to Ocean Product Tankers AS (“Ocean Product”), secured by, among other things, a second priority security interest in three product tanker vessels, which matures in October 2017.

•         A term loan to Lubricating Specialties Company (“LSC”), secured by a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory, which matures in August 2018.

•         A 40% ownership interest in a portion of a subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank (“Standard Chartered”), secured by a second priority security interest in all equipment, plant and machinery associated with a condensate splitter and aromatics complex, which matures in January 2021.

•         A term loan to Asphalt Carrier Shipping Company Limited (“Asphalt”), secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt, which matures in December 2018.

•         A term loan to Quattro Plant Limited (“Quattro”), secured by a second priority security interest in all of Quattro’s rail support construction equipment, all existing and future assets owned by Quattro and its accounts receivable, which matures in August 2016.

•         A subordinated term loan to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”), secured by, among other things, a first priority security interest in and earnings from platform supply vessels, which matures in August 2019.

•         A term loan to Premier Trailer Leasing, Inc. (“Premier Trailer”), secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer, which matures in September 2020.

Mining Equipment

•         A 15% ownership interest in mining equipment that is subject to two 48-month leases with Blackhawk Mining, LLC (“Blackhawk”) and its affiliates, which expire in February 2018.

Marine Vessels

•         A 60% ownership interest in an offshore support vessel, the Lewek Ambassador, which is subject to a nine-year bareboat charter with Gallatin Maritime Management, LLC (“Gallatin Maritime”), which expires in June 2021.

•         An 80% ownership interest in a car carrier vessel, the Hoegh Copenhagen, which is subject to an eight-year bareboat charter with Hoegh Autoliners Shipping AS (“Hoegh Autoliners”), which expires in December 2020.

•        A 55% ownership interest in two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, which are subject to five-year bareboat charters with wholly owned subsidiaries of Ardmore Shipholding Limited (collectively, “Ardmore”), which expire in April 2018.

•        A 12.5% ownership interest in two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and SIVA Pearl, respectively) (collectively, the “SIVA Vessels”), which are subject to eight-year bareboat charters with an affiliate of Siva Global Ships Limited (“Siva Global”), which expire in March and April 2022, respectively.

•         A 12.5% ownership interest in an offshore supply vessel, the Crest Olympus, which is subject to a 10-year bareboat charter with Pacific Crest Pte. Ltd. (“Pacific Crest”), which expires in June 2024.

Trucks and Trailers

•        A 27.5% ownership interest in trucks, trailers and other equipment that are subject to lease with D&T Holdings, LLC (“D&T”) and its subsidiaries, which expires in December 2018.

Photolithograph Immersion Scanner

•        A photolithograph immersion scanner that is subject to lease with Inotera Memories, Inc. (“Inotera”), which expires in November 2016.

Auto Manufacturing Equipment

•        A 50% ownership interest in auxiliary support equipment and robots used in the production of certain automobiles that are subject to a 60-month lease with Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”), which expires in July 2020.

•        Auxiliary support equipment and robots used in the production of certain automobiles that are subject to a 60-month lease with Challenge, which expires in October 2020.

•        A 75% ownership interest in stamping presses and miscellaneous support equipment used in the production of certain automobiles that are subject to a 60-month lease with Challenge, which expires in January 2021.

Geotechnical Drilling Vessel

•        A 75% ownership interest in a geotechnical drilling vessel, the Fugro Scout, which is subject to a 12-year bareboat charter with an affiliate of Fugro N.V. (“Fugro”), which expires in December 2027.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2015 and 2014, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

Number of
Partners as of
Title of Class	March 21, 2016
General Partner	1
Limited partners	4,666

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning the first month after each such limited partner was admitted through the end of our operating period, which we currently anticipate will be in June 2018. We paid distributions to our limited partners totaling $15,791,266 and $15,799,439 for the years ended December 31, 2015 and 2014, respectively. Additionally, we paid distributions to our General Partner of $159,507 and $159,590 for the years ended December 31, 2015 and 2014, respectively. The terms of our revolving line of credit with California Bank & Trust (“CB&T”) could restrict us from paying distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financings and Borrowings - Revolving Line of Credit, Recourse.”

Our Interests are not publicly traded and there is no established public trading market for our Interests. Given that it is unlikely that any such market will develop, our Interests are generally considered illiquid. Even if a limited partner is able to sell our Interests, the price received may be less than our estimated value (“Value”) per Interest indicated below.

Our estimated Value per Interest as of December 31, 2015 (the “Valuation Date”) has been determined to be $616.65 per Interest. The estimated Value per Interest is based upon the estimated fair market value of our assets less the estimated fair market value of our liabilities as of the Valuation Date, divided by the total number of our Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture* . The information used to generate the estimated Value per Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This estimated Value per Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The estimated Value per Interest was calculated by our Investment Manager primarily based on the fair market values provided by Hilco Enterprise Valuation Services, LLC (“Hilco”), a third-party independent valuation and consulting firm engaged by our Investment Manager to provide material assistance related to the valuation of certain of our assets and liabilities, as further described below. The engagement of Hilco was approved by our Investment Manager. Hilco is one of the world’s largest and most diversified business asset appraisers and valuation advisors, providing valuation opinions across virtually every business asset category.

Process and Methodology

Our Investment Manager established the estimated Value per Interest as of the Valuation Date primarily based on the fair market values of our assets and liabilities provided by Hilco. In arriving at its fair market value, Hilco utilized valuation methodologies that both our Investment Manager and Hilco believe are standard and acceptable in the Capital Asset financing industry for the types of assets and liabilities held by us. The valuation was performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The valuation was also performed in accordance with the provisions of the guidelines established by the Uniform Standards of Professional Appraisal Practice. The fair market value provided by Hilco is in accordance with Accounting Standards Codification 820.  For investments that were acquired during the year ended December 31, 2015, fair market values may be estimated to approximate net carrying values due to the short amount of time that passed between the date we entered into such investments and the Valuation Date. For investments that were

* An investment or a long-term debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2015, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2015.

subsequently sold or settled after the Valuation Date but before the filing of this report, fair market values may be estimated to approximate the sale proceeds or the settlement amounts.

A summary of the methodology used by Hilco, as well as the assumptions and limitations of their work for us and of our determination of estimated Value, are presented below.

Discounted Cash Flow

The discounted cash flow (“DCF”) method was used to estimate Value using the concept of the time value of money. All projected future cash flows accruing to an asset or liability were estimated and discounted to give their present values. The sum of all projected future cash flows, both incoming and outgoing, comprises the net present value, which was recognized as the value or price of the cash flows.

Valuation of Notes Receivable

The estimated fair market value of our notes receivable at the Valuation Date was derived by applying the DCF method to the projected cash flows accruing to each asset using a discount rate reflecting the risks associated with each such asset and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the asset. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 10.2% to 25.0%.

Valuation of Operating Leases

The estimated fair market value of our operating leases at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term. For leases that do not carry a debt component, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with each asset and the time value of money. For leases that carry a debt component, the projected cash flows were discounted at the Valuation Date both: (i) in their entirety independently from any debt payment, and (ii) as the true economic cash flows derived from subtracting out all interest and principal payments related to the debt from the total lease payment, to truly highlight cash flow available to us. This latter value was then added to the fair market value of the debt as of the Valuation Date to determine the fair market value of the asset. The estimated fair market value of one of our operating leases at the Valuation Date was estimated to approximate its carrying value due to the short amount of time that passed between the date we entered into such lease and the Valuation Date.

The discount rates used ranged from 10.5% to 22.5%.

Valuation of Finance Leases

The estimated fair market value of our finance leases at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term.  For leases that do not carry a debt component, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with each asset and the time value of money. For leases that carry a debt component, the projected cash flows were discounted at the Valuation Date both: (i) in their entirety independently from any debt payment, and (ii) as the true economic cash flow derived from subtracting out all interest and principal payments related to the debt from the total lease payment, to truly highlight cash flow available to us. This latter value was then added to the fair market value of the debt as of the Valuation Date to determine the fair market value of the asset. For one of our finance leases, which was settled after the Valuation Date, the estimated fair market value was estimated to approximate the settlement amount.

The discount rates used ranged from 8.5% to 25.0%.

Valuation of Long-term Obligations

The estimated fair market value at the Valuation Date of our long-term obligations associated with both our operating and finance leases as described above was derived by applying the DCF method to the projected cash flows accruing to each obligation, using discount rates reflecting the risks associated with each such obligation and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the obligation. An analysis of the borrower was conducted to determine viability of payment, total debt coverage as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows. The estimated fair market value at the Valuation Date of our long-term obligation associated with one of our operating leases as described above was estimated to approximate its carrying value due to the short amount of time that passed between the date we entered into such obligation and the Valuation Date.

The discount rates used ranged from 3.9% to 14.5%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair market values of Other Net Assets as of the Valuation Date were estimated to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets are our shares of deferred financing costs and deferred revenue, which our Investment Manager estimated as having a minimal fair value as of the Valuation Date.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our estimated Value per Interest are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values. Our estimated Value per Interest may also not represent the price that our Interests would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount a limited partner would realize in a private sale of our Interests.

The estimated Value per Interest calculated by our Investment Manager is based on economic, market and other conditions and the information available to us and Hilco as of the Valuation Date. The estimated Value per Interest is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, and the amount of distributions paid on our Interests. The estimated Value per Interest may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the estimated Value per Interest would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Investment Manager is ultimately and solely responsible for the establishment of our estimated Value per Interest. In arriving at its determination of the estimated Value per Interest, our Investment Manager considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair market values recommended by Hilco.

We currently expect that our next estimated Value per Interest will be based upon our assets and liabilities as of December 31, 2016 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2016. We intend to publish an updated estimated Value per Interest annually in our subsequent Annual Reports on Form 10-K.

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

Overview

We are a direct financing fund that primarily makes investments in domestic and international businesses, which investments are primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Interests, at which time we commenced operations. From the commencement of our offering on June 6, 2011 through the completion of our offering on June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011. Our operating period commenced on June 7, 2013.

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

Our Investment Manager believes the U.S. economy’s recovery is likely to slow down in 2016, primarily due to a weakness in foreign growth and the strong dollar causing net exports to deteriorate and a reduction of domestic demand.  The price decline of energy and other commodities has had a negative impact on the operating results of not only energy and mining companies but also other manufacturing companies with exposure to such end markets.  As a result of these and other factors, we have recorded credit losses and/or impairment charges on certain of our investments (see “Significant Transactions” below).  Our Investment Manager believes that these factors may continue to have an impact on the performance of some of our portfolio companies and related assets.

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2015 and 2014:

Notes Receivable

•         On October 27, 2011, we made a secured term loan in the amount of $6,850,000 to NTS Communications, Inc. and certain of its affiliates (collectively, “NTS”) as part of a $7,500,000 term loan facility. The loan bore interest at 12.75% per year and was scheduled to mature in July 2017. On June 22, 2012, we increased our loan facility with NTS by making an additional $1,540,000 secured term loan. The loan bore interest at 12.75% per year and was for a period of 60 months. On September 27, 2012, we made an additional secured term loan to NTS in the amount of $1,127,500.  The loan bore interest at 12.75% per year and was for a period of 57 months.  The loans were secured by, among other things, a first priority security interest in equipment used in NTS’s high speed broadband services operation, which provides internet access, digital cable television programming and local and long distance telephone service to residential and business customers. On June 6, 2014, NTS satisfied their obligations in connection with the three loans by making a prepayment of $9,521,773, comprised of all outstanding principal, accrued interest and a prepayment fee of $361,665. The prepayment fee was recognized as additional finance income.

•         On November 22, 2011, we made a secured term loan to Ensaimada in the amount of $5,298,947. The loan bears interest at 17% per year and matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by both N&P Shipping Co. (“N&P”), the parent company of Ensaimada, and by one of N&P’s shareholders. As a result of (i) a depressed market for dry bulk carriers, (ii) interest payments that have historically been paid late by Ensaimada and (iii) ongoing discussions with Ensaimada regarding a prepayment plan for an amount that was expected to be less than the full principal balance of the loan, our Investment Manager assessed the collectability of the loan and determined to reserve the remaining principal balance of the loan that we did not expect to recover pursuant to such prepayment plan. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $794,842 was recorded during the three months ended June 30, 2015. Interest income was recognized on a cash basis for the three months ended June 30, 2015 as we expected at the time to continue collecting interest on the loan until the earlier of the proposed prepayment and the maturity of the loan. During the three months ended September 30, 2015, our Investment Manager was advised by Ensaimada that the company’s plans for a refinancing transaction that would have enabled it to prepay the loan did not materialize. In addition, Ensaimada did not make its quarterly interest payment under the loan for the quarter ended September 30, 2015. Based on discussions with Ensaimada at the time, our Investment Manager believed that it was likely that the loan would be extended and restructured. Accordingly, our Investment Manager concluded that there was doubt regarding Ensaimada’s ability to repay the entire principal balance of the loan at maturity in November 2016. As of September 30, 2015, our Investment Manager performed an analysis to assess the collectability of the loan under various recovery scenarios, including with or without the extension and restructuring of the loan and the current fair market value of the collateral. Historical sale values of comparable dry bulk carriers and the current fair market value of the vessel were critical components of this analysis. Based on this analysis, an additional credit loss reserve of $946,879 was recorded during the three months ended September 30, 2015. Since the three months ended September 30, 2015, any payments received from Ensaimada would be applied to principal as there is doubt regarding the ultimate collectability of principal. During December 2015, our Investment Manager met with Ensaimada to discuss a potential restructuring of the loan, but no agreement was reached. In addition, our Investment Manager considered (i) the upcoming maturity of the loan in November 2016, (ii) the lack of additional discussions with Ensaimada regarding a potential restructuring of the loan since December 2015 and (iii) the fact that the current fair market value of the collateral is less than Ensaimada’s senior debt obligations, which has priority over our loan. Based upon these considerations, our Investment Manager determined to fully reserve the outstanding balance due under the loan as of December 31, 2015. The aggregate credit loss recorded during the year ended December 31, 2015 was $5,397,913. For the years ended December 31, 2015 and 2014, we recognized finance income of $154,659 (of which $99,970 was recognized on a cash basis) and $756,499, respectively. As of December 31, 2015 and 2014, the net investment in note receivable related to Ensaimada was $0 and $5,595,856, respectively.

•         On February 29, 2012, we made a secured term loan in the amount of $2,000,000 to VAS Aero Services, LLC (“VAS”) as part of a $42,755,000 term loan facility.  The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets, which were valued at approximately $165,881,000 on the date the transaction occurred. During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Investment Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through. While discussions on other options were still ongoing, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable.  As a result, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $966,362. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $362,666 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $268,975. As a result, we recorded an additional credit loss of $334,721 during the three months ended June 30, 2015 prior to the sale. No gain or loss was recognized as a result of the sale. In addition, we wrote off the credit loss reserve and corresponding balance of the loan of $1,329,373 during the year ended December 31, 2015. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the year ended December 31, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $197,010 for the year ended December 31, 2014.

•         On July 24, 2012, we made a secured term loan in the amount of $2,500,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”) as part of a $5,000,000 term loan facility. The loan bore interest at 14% per year and was for a period of 66 months. The loan was secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable. On October 11, 2013, Frontier made a partial prepayment of $432,622, which included a prepayment fee of $44,620 that was recognized as additional finance income. On December 30, 2014, we sold all of our interest in the loan to Frontier Expansion and Development, LLC for $1,875,000. As a result, we recognized a loss and wrote off the remaining initial direct costs associated with the notes receivable totaling $311,500 as a charge against finance income.

•         On September 10, 2012, we made a secured term loan in the amount of $17,000,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”). The loan bore interest at 12% per year and was for a period of 60 months.  The loan was secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory. On January 30, 2015, Superior satisfied its obligations in connection with the loan by making a prepayment of $2,549,725, comprised of all outstanding principal, accrued interest and a prepayment fee of $74,240. As a result, we recognized additional finance income of $30,752.

•         On March 1, 2013, we made a secured term loan in the amount of $7,200,000 to Heniff Transportation Systems, LLC and Heniff TTL, LLC (collectively, “Heniff”) as part of a $12,000,000 secured term loan facility.  The loan bore interest at 12.25% per year and was for a period of 42 months.  The loan was secured by, among other things, a second priority security interest in all of Heniff’s assets, including tractors and stainless steel tank trailers, which were valued at approximately $44,810,000 on the date the transaction occurred. On December 30, 2014, Heniff made a partial prepayment in the aggregate amount of $3,929,355 on the loan, which included a prepayment fee and make whole interest of $185,355. As part of the transaction, the remaining balance of the loan was sold and assigned for $2,400,000. No significant gain or loss was recorded as a result of this transaction.

•          On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), each an entity also managed by our Investment Manager, purchased a portion of $208,038,290 subordinated credit facility for JAC from Standard Chartered for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $12,296,208. As of March 31, 2015, JAC was in technical default of the facility as a result of its failure to provide certain financial data to the joint venture. In addition, JAC realized lower than expected operating results caused in part by a temporary shutdown of its manufacturing facility due to technical constraints that have since been resolved. As a result, JAC failed to make the expected payment that was due to the joint venture during the three months ended March 31, 2015. Although this delayed payment did not trigger a payment default under the facility agreement, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. During the three months ended June 30, 2015, an expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Investment Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility. Our Investment Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the facility to equity and/or a restructuring of the facility, our Investment Manager believed that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Investment Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the credit loss for the three months ended June 30, 2015 was $7,161,658. During the three months ended June 30, 2015, the joint venture placed the facility on non-accrual status and no finance income was recognized. During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the facility. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Investment Manager reassessed the collectability of the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Investment Manager also considered the proposed plan of converting a portion of the facility to equity and/or restructuring the facility in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Investment Manager believed that the joint venture may potentially not be able to recover approximately $21,800,000 to $27,000,000 of the outstanding balance due from JAC prior to recording the initial credit loss. During the three months ended September 30, 2015, the joint venture recognized a credit loss of $8,928,735, which our Investment Manager believed was the most likely outcome derived from its reassessment. Our share of the credit loss for the three months ended September 30, 2015 was $3,571,494. In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Investment Manager does not anticipate that JAC will make any payments to the joint venture while operating under the expected tolling arrangement. Our Investment Manager updated the collectability analysis under the facility as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Investment Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the joint venture, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continues to be non-operational. Based upon these factors, our Investment Manager believes that the joint venture’s ultimate collectability of the facility may result in less recovery from its prior estimate. As a result, our Investment Manager determined to record an additional credit loss of $5,365,776, which our Investment Manager believes is the most likely outcome derived from its reassessment as of December 31, 2015. Our share of the credit loss for the three months ended December 31, 2015 was $2,146,310. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint venture’s ultimate collectability of the facility results in less of a recovery from its current estimate. Our Investment Manager has also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that it is not impaired. For the years ended December 31, 2015 and 2014, the joint venture recognized finance income of $1,152,580 and $4,003,314, respectively, prior to the facility being placed on non-accrual status. As of December 31, 2015 and 2014, the total net investment in note receivable held by the joint venture was $5,365,776 and $35,363,995, respectively, and our investment in the joint venture was $2,152,337 and $14,574,053, respectively.

•         On October 4, 2013, we provided a $17,500,000 first drawdown on a secured term loan facility of up to $40,000,000 to Varada Ten Pte. Ltd. (“Varada”). The facility was comprised of three loans, each to be used toward the purchase or refinancing of a respective vessel. The facility bore interest at 15% per year and was for a period of approximately 96 months, depending on the delivery and acceptance dates of two of the vessels and the drawdown date with respect to the third vessel. As a result of, among other things, Varada’s failure to cause the completion of two additional vessels originally scheduled for delivery by September 30, 2014, the facility was only secured by a first priority security interest in and earnings from one vessel that was sub-chartered by Varada. In accordance with the facility agreement, as Varada’s aggregate drawdown was less than $38,500,000 at September 30, 2014, we were entitled to a $2,100,000 undrawn commitment fee (the “Undrawn Commitment Fee”), which was recognized as additional finance income. As of December 31, 2014, we had an outstanding receivable of $18,497,860, of which $2,076,338 was over 90 days past due. Despite a portion of the outstanding balance being over 90 days past due, we had been accounting for the net investment in note receivable on an accrual basis as our Investment Manager believed that all contractual interest and principal payments and the Undrawn Commitment Fee were still collectible based on the estimated fair value of the collateral securing the loan net the related estimated costs to sell the collateral. As a result, we continued to recognize finance income on an accrual basis. On July 28, 2015, Varada satisfied its obligations in connection with the secured term loan facility by making a prepayment of $18,524,638, comprised of all outstanding principal, accrued interest and a prepayment fee of $100,000. The prepayment fee was recognized as additional finance income.

•         On October 29, 2013, we, together with a third-party creditor, made a superpriority, secured term loan (the “Bridge Loan”) to Green Field Energy Services, Inc. and its affiliates (collectively, “Green Field”), of which our share was $7,500,000. The Bridge Loan matured in 45 days, bore interest at the London Interbank Offered Rate (“LIBOR”) plus 10% per year and was secured by a superpriority security interest in all of Green Field’s assets. On November 26, 2013, our $7,500,000 portion of the Bridge Loan was rolled into a secured term loan (the “Term Loan”) to Green Field.  The Term Loan was scheduled to mature in 9 months, bore interest at LIBOR plus 10% per year and was secured by a superpriority security interest in all of Green Field’s assets. On March 18, 2014, Green Field satisfied its obligation in connection with the Term Loan by making a prepayment of $7,458,047, comprised of all outstanding principal and accrued interest. No material gain or loss was recorded as a result of this transaction.

•         On July 14, 2014, we, Fund Twelve and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Investment Manager (collectively “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”, and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. The amendment qualified as a new loan under U.S. generally accepted accounting principles (“U.S. GAAP”) and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of $77,524 as a charge against finance income. As a condition to the amendment and increased size of the TMA Facility, TMA was required to have all four platform supply vessels under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA has been in technical default and in payment default while available cash has been swept and applied to the Senior Loan in accordance with the loan agreement. Interest on the ICON Loan is currently being capitalized. While our note receivable has not been paid in accordance with the loan agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Investment Manager is currently engaged in discussions with the senior lender and TMA to amend the TMA Facility and expects that payments to us will recommence in the near future. Based on, among other things, TMA’s payment history and the collateral value as of December 31, 2015, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due.

•          On September 24, 2014, we, Fund Twelve, Fund Fourteen and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, entered into a secured term loan credit facility agreement with Premier Trailer to provide a credit facility of up to $20,000,000, of which our commitment of $5,000,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 9% per year, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. Premier Trailer’s assets, including its fleet of trailers, were valued at approximately $64,088,000 (only a portion of which secures our loan) on the date the transaction occurred.

Oil field Services Equipment

•         On February 15, 2013, a joint venture owned 58% by us, 38% by Fund Fourteen and 4% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased onshore oil field services equipment from Go Frac, LLC (“Go Frac”) for $11,803,985. Simultaneously, the equipment was leased to Go Frac for a period of 45 months, which was scheduled to expire on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for $165,382, which was leased to Go Frac for a period of 45 months and was scheduled to expire on April 30, 2017. On December 30, 2013, the joint venture assigned the remaining 35 and 40 monthly rental payments totaling $7,028,793 due to the joint venture from Go Frac to Element Financial Corp. (“Element”) in exchange for Element making a $6,464,372 non-recourse loan to the joint venture. The non-recourse loan bore interest at a fixed rate of 6.0% and was scheduled to mature on April 30, 2017. During the three months ended December 31, 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the three months ended December 31, 2014, we recognized an impairment charge of $4,026,090 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, our Investment Manager obtained quotes from multiple auctioneers and subsequently an auctioneer was engaged to sell the equipment at an auction. As of March 31, 2015, the equipment met the criteria to be classified as assets held for sale on our consolidated balance sheets.  As a result, we recognized an additional impairment charge of $1,180,260 to write down the equipment to its estimated fair value, less cost to sell, of $4,019,740. On May 14, 2015, the equipment was sold at an auction for $5,542,000, the majority of which was remitted directly to Element to satisfy our non-recourse long-term debt obligations of $4,292,780, consisting of unpaid principal and accrued interest. After deducting selling costs of $538,786, we recognized a gain on sale of assets of $983,474. In addition, as a result of Go Frac’s default on the lease and our repossession and ultimate sale of the equipment, we recognized additional rental income of $2,638,850, primarily due to the extinguishment of our obligation to return a security deposit to Go Frac pursuant to the terms of the lease.

Marine Vessels

•         On April 2, 2013, two joint ventures each owned 55% by us and 45% by Fund Fourteen purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from wholly-owned subsidiaries of Ardmore. Simultaneously, the vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years.  The aggregate purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. In December 2015, we were notified by Ardmore that it will be exercising its options to purchase the Ardmore Capella and the Ardmore Calypso in or around April 2016.

•          On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the SIVA Vessels from Siva Global for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,022,225.

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

Mining Equipment

•         On June 29, 2012, a joint venture owned 94.2% by us and 5.8% by ECI Partners purchased certain mining equipment for $8,581,573 that was subject to lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”). The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $229,909. On October 29, 2015, Murray purchased the equipment for $2,038,124. No gain or loss was recorded as a result of the sale.

•         On August 3, 2012, a joint venture owned 96% by us and 4% by ECI Partners purchased certain mining equipment for $10,518,850 that was subject to lease with Murray, which expired on October 31, 2015. On September 9, 2013, the joint venture assigned the remaining 25 monthly rental payments totaling $6,812,019 due to the joint venture from Murray to People's Capital and Leasing Corp. (“People’s Capital”) in exchange for People’s Capital making a $6,413,574 non-recourse loan to the joint venture.  The loan was scheduled to mature on October 1, 2015 and bore interest at 5.75% per year. Upon expiration of the lease, Murray purchased the equipment for $2,415,519. No gain or loss was recorded as a result of the sale. The joint venture used a portion of the sale proceeds to satisfy its obligations with People’s Capital in full by making a repayment of $272,481.

•          On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk. Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt.  Our contribution to the joint venture was $2,693,395. On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000. In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment. On December 8, 2015, the joint venture further amended the lease with Blackhawk to add and revise certain financial covenants. The joint venture received an additional amendment fee of $75,000.

Telecommunications Equipment

•         On June 9, 2011, a joint venture owned by us and Fund Fourteen purchased $6,358,763 of telecommunications equipment and simultaneously leased the equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). The base term of the lease schedule was for a period of 36 months, commencing on July 1, 2011. On August 11, 2011, we contributed $1,835,843 of capital to the joint venture, inclusive of acquisition fees. Subsequent to our capital contribution, the joint venture was owned 29.2% by us and 70.8% by Fund Fourteen. On October 20, 2011, we exchanged our 29.2% ownership interest in the joint venture for our proportionate share of the lease schedules that were previously owned by the joint venture. Upon completion of the exchange, the joint venture was terminated. No material gain or loss was recorded as a result of this transaction. On May 30, 2014, Global Crossing exercised its option to purchase the telecommunications equipment prior to lease expiration at the purchase option price of $328,192.  In accordance with the terms of the lease, Global Crossing paid the final monthly lease payment of $59,534.

Trucks and Trailers

•          On March 28, 2014, a joint venture owned 27.5% by us, 60% by Fund Twelve and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $3,266,352. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of $1,480,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000.

Photolithograph Immersion Scanner

•          On December 1, 2014, we, through ICON Taiwan Semiconductor, LLC Taiwan Branch, the Taiwan branch of our wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC, purchased a photolithograph immersion scanner for $77,723,338. The purchase was financed through a letter of credit facility (the “LC Facility”) provided by DBS Bank Ltd. We entered into a 24-month lease with Inotera, which commenced simultaneously upon the purchase of the scanner. The LC Facility had a term of 2 months and bore interest at 3.48% per year. On January 5, 2015, the LC Facility was repaid in full through cash of $14,157,628 and a drawdown on a senior loan facility (the “Senior Facility”) with DBS Bank (Taiwan) Ltd. The Senior Facility has a term of 24 months and bears interest at a rate of 2.55% per year for tranche A and 6.51% per year for tranche B. As of the drawdown date of January 5, 2015, $48,597,638 and $14,968,072 of the Senior Facility was allocated to tranche A and tranche B, respectively. The Senior Facility is secured by, among other things, an assignment of the rental payments under the lease with Inotera and a first priority security interest in the scanner.

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

•          On December 29, 2015, a joint venture owned 75% by us and 25% by Fund Sixteen purchased stamping presses and miscellaneous support equipment used in the production of certain automobiles for $11,978,455, which were simultaneously leased to Challenge for 60 months.

Geotechnical Drilling Vessels

•          On December 23, 2015, a joint venture owned 75% by us, 15% by Fund Fourteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro for an aggregate purchase price of $130,000,000.  The Fugro Scout was delivered on December 23, 2015 and was simultaneously bareboat chartered to an affiliate of Fugro for a period of 12 years, although such charter can be terminated by the joint venture after year five. The Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) an advanced charter hire payment of $11,250,000. The senior secured loan bears interest at LIBOR plus 2.95% per year and matures on December 31, 2020. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel and therefore, such cash was included in our consolidated balance sheets.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2015 and 2014, we incurred or paid acquisition fees to our Investment Manager of $2,853,563 and $2,502,515, respectively.

Subsequent Events

On January 8, 2016, a joint venture owned 75% by us acquired the Fugro Voyager for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000. Upon delivery on January 8, 2016, the Fugro Voyager was bareboat chartered to an affiliate of Fugro for a period of 12 years, although such charter can be terminated by the joint venture after year five. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans related to the Fugro Scout and the Fugro Voyager from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year.

On January 15, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

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

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which further specifies the SEC Staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. ASU 2015-03 and ASU 2015-15 will be applied on a retrospective basis. The adoption of ASU 2015-03 and ASU 2015-15 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU-2015-03 and ASU 2015-15 is not expected to have a material effect on our consolidated financial statements. Upon adoption of both accounting standards updates, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other assets to non-recourse long-term debt, while debt issuance costs associated with line of credit arrangements will continue to be presented in other assets on our consolidated balance sheets.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The adoption of ASU 2016-07 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. GAAP requires our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•               Lease classification and revenue recognition;

•               Asset impairments;

•               Depreciation;

•               Notes receivable and revenue recognition;

•               Credit quality of notes receivable and finance leases and credit loss reserve; and

•               Derivative financial instruments.

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

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We recognize all derivative financial instruments as either assets or liabilities on our consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on our consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Results of Operations for the Years Ended December 31, 2015 (“2015”) and 2014 (“2014”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2015		2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - product tankers	$27,594,109	31%	$29,515,702	27%
Platform supply vessels	21,018,401	23%	23,733,731	22%
Auto manufacturing equipment	14,571,386	16%	-	-
Lubricant manufacturing and blending equipment	9,242,900	10%	9,336,918	8%
Vessel - tanker	7,286,544	8%	7,449,455	7%
Trailers	5,236,929	6%	5,285,695	5%
Marine - asphalt carrier	3,180,680	4%	4,864,710	4%
Rail support construction equipment	1,566,213	2%	1,747,023	2%
Oil field services equipment	-	-	18,250,896	17%
Marine - dry bulk vessels	-	-	5,595,856	5%
Metal pipe and tube manufacturing equipment	-	-	2,489,431	2%
Aircraft parts	-	-	966,362	1%
	$89,697,162	100%	$109,235,779	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During 2015 and 2014, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015	2014
Gallatin Marine Management, LLC	Platform supply vessel	23%	16%
Ardmore Shipholding Ltd.	Marine - product tankers	20%	14%
Varada Ten Pte. Ltd.	Oil field services equipment	15%	29%
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	12%	8%
		70%	67%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2014, the net carrying value of our impaired loan related to VAS was $966,362. The loan was considered impaired during the three months ended December 31, 2014. During 2015, we recorded an additional credit loss of $697,387 prior to the sale of our interest in the loan to GB for $268,975 on July 23, 2015. No gain or loss was recognized as a result of the sale. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized in 2015. Finance income recognized on the loan prior to recording the credit loss was $197,010 for 2014 (see “Significant Transactions” above).

As of December 31, 2015 and 2014, the net carrying value of our impaired loan related to Ensaimada was $0 and $5,595,856, respectively. We placed the loan on non-accrual status and a credit loss was recorded during the three months ended June 30, 2015. Interest income was recognized on a cash basis as we expected at the time to continue collecting interest on the loan until the earlier of a proposed prepayment and the maturity of the loan. During the three months ended September 30, 2015, our Investment Manager was advised by Ensaimada that the company’s plans for a refinancing transaction that would have enabled it to prepay the loan did not materialize. In addition, Ensaimada failed to make its quarterly interest payment under the loan for the quarter ended September 30, 2015. As a result, our Investment Manager concluded that there was doubt regarding Ensaimada’s ability to repay the entire principal balance of the loan at maturity. Accordingly, an additional credit loss was recorded during the three months ended September 30, 2015. During December 2015, our Investment Manager met with Ensaimada to discuss a potential restructuring of the loan, but no agreement was reached. In addition, our Investment Manager considered (i) the upcoming maturity of the loan in November 2016, (ii) the lack of additional discussions with Ensaimada regarding a potential restructuring of the loan since December 2015 and (iii) the fact that the current fair market value of the collateral is less than Ensaimada’s senior debt obligations, which has priority over our loan. Based upon these considerations, our Investment Manager determined to fully reserve the outstanding balance due under the loan as of December 31, 2015. The aggregate credit loss recorded during 2015 was $5,397,913. For 2015 and 2014, we recognized finance income of $154,659 (of which $99,970 was recognized on a cash basis) and $756,499, respectively (see “Significant Transactions” above).

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2015		2014
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - container vessels	$66,254,246	36%	$71,329,981	44%
Geotechnical drilling vessel	62,216,845	34%	-	-
Photolithograph immersion scanner	55,112,962	30%	77,996,663	48%
Mining equipment	-	-	8,675,135	5%
Oil field services equipment	-	-	5,200,000	3%
	$183,584,053	100%	$163,201,779	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During 2015 and 2014, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2015	2014
Inotera Memories, Inc.	Photolithograph immersion scanner	60%	11%
Hoegh Autoliners Shipping AS	Marine - container vessels	22%	48%
Murray Energy Corporation	Mining equipment	11%	29%
Go Frac, LLC	Oil field services equipment	6%	12%
		99%	100%

Impaired Assets within Operating Lease Transactions

During 2014, we recognized an impairment charge of $4,026,090 on the leased equipment related to Go Frac. As of December 31, 2014, the net carrying value of the leased equipment related to Go Frac was $5,200,000. Rental income of $2,446,608 was recognized with respect to the lease with Go Frac during 2014. As of March 31, 2015, the leased equipment was classified as assets held for sale on our consolidated balance sheets. As a result, during the three months ended March 31, 2015, we recognized an additional impairment charge of $1,180,260 to write down the equipment to its estimated fair value, less cost to sell, of $4,019,740. On May 14, 2015, the equipment was sold at an auction for $5,542,000 and a gain on sale of assets of $983,474 was recognized. During 2015, we recognized rental income of $2,849,632, of which $2,638,850 was primarily due to the extinguishment of our obligation to return a security deposit to Go Frac pursuant to the terms of the lease (see “Significant Transactions” above).

Revenue and other income for 2015 and 2014 is summarized as follows:

	Years Ended December 31,
	2015	2014	Change
Finance income	$9,568,950	$14,762,117	$(5,193,167)
Rental income	44,257,695	20,490,276	23,767,419
(Loss) income from investment in joint ventures	(11,289,362)	2,287,746	(13,577,108)
Gain on sale of assets, net	983,474	-	983,474
Other loss	(241,478)	(162,685)	(78,793)
Total revenue and other income	$43,279,279	$37,377,454	$5,901,825

Total revenue and other income for 2015 increased $5,901,825, or 15.8%, as compared to 2014 primarily attributable to an increase in rental income, which was primarily due to entering into a new operating lease with Inotera during December 2014, partially offset by a decrease in rental income due to the purchase of equipment by Murray in October 2015. The gain on sale of assets in 2015 related to the sale of equipment previously on lease to Go Frac with no comparable gain in 2014. These increases in total revenue and other income were partially offset by our share of the loss from investment in joint ventures related to JAC due to the credit loss recorded by the joint venture during 2015 (see “Significant Transactions” above), as well as a decrease in finance income due to several prepayments on our financing receivables during or subsequent to 2014 and placing the secured term loan to Ensaimada on non-accrual status during 2015.

Expenses for 2015 and 2014 are summarized as follows:

	Years Ended December 31,
	2015	2014	Change
Management fees	$1,820,446	$1,815,734	$4,712
Administrative expense reimbursements	1,940,952	2,033,317	(92,365)
General and administrative	1,977,476	2,038,656	(61,180)
Interest	6,368,656	5,302,956	1,065,700
Depreciation	32,244,342	12,966,125	19,278,217
Impairment loss	1,180,260	4,026,090	(2,845,830)
Credit loss	6,095,300	634,706	5,460,594
Total expenses	$51,627,432	$28,817,584	$22,809,848

Total expenses for 2015 increased $22,809,848, or 79.2%, as compared to 2014. The increase in total expenses was primarily due to (i) an increase in depreciation expense on equipment acquired pursuant to the operating lease with Inotera that we entered into during December 2014, (ii) an aggregate credit loss of $5,397,913 recorded during 2015 related to Ensaimada and (iii) an increase in interest expense on our additional non-recourse long-term debt incurred for the purpose of acquiring the equipment on lease to Inotera. These increases were partially offset by a lower impairment loss recorded during 2015 as compared to 2014 in connection with the equipment previously on lease to Go Frac and a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $2,320,592, from a net loss of $163,709 in 2014 to net income of $2,156,883 in 2015. The increase was primarily due to net income recognized in 2015 related to a gain on sale of assets on the equipment previously on lease to Go Frac and additional income recognized as a result of the extinguishment of our obligation to return the security deposit to Go Frac pursuant to the terms of the lease. The net loss recognized in 2014 was primarily due to the recognition of an impairment loss on the equipment previously on lease to Go Frac.

Net (Loss) Income Attributable to Fund Fifteen

As a result of the foregoing factors, net (loss) income attributable to us for 2015 and 2014 was $(10,505,036) and $8,723,579, respectively. The net (loss) income attributable to us per weighted average Interest outstanding for 2015 and 2014 was $(52.69) and $43.73, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $7,077,847, from $320,646,657 at December 31, 2014 to $313,568,810 at December 31, 2015. The decrease in total assets was primarily the result of (i) depreciation on our leased equipment at cost, (ii) our share of the credit loss recorded by our joint venture related to JAC, (iii) the use of cash generated from our investments to repay our non-recourse long-term debt and pay distributions to our partners and noncontrolling interests and (iv) the credit loss recorded related to Ensaimada. The decrease was partially offset by operating income recognized on our investments during 2015 and the acquisition of the Fugro Scout that was partly financed through non-recourse long-term debt.

Total Liabilities

Total liabilities increased $10,334,807, from $161,533,923 at December 31, 2014 to $171,868,730 at December 31, 2015. The increase was primarily due to (i) additional non-recourse long-term debt of $45,500,000 incurred during 2015 related to the purchase of the Fugro Scout, (ii) an increase in accrued expenses and other liabilities primarily due to an advanced charter hire payment of $11,250,000 we received pursuant to the lease agreement with Fugro and (iii) an increase in acquisition fees due to our Investment Manager for two new investments we entered into during 2015.  These increases were partially offset by scheduled repayments of our non-recourse long-term debt during 2015.

Equity

Equity decreased $17,412,654, from $159,112,734 at December 31, 2014 to $141,700,080 at December 31, 2015. The decrease was primarily related to distributions paid to our partners and noncontrolling interests and our net loss in 2015, partially offset by investments made by noncontrolling interests.

Liquidity and Capital Resources

Summary

At December 31, 2015 and 2014, we had cash of $18,067,904 and $20,340,317, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of December 31, 2015, the cash reserve was $983,445. During our offering period, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. At December 31, 2015, we had $8,209,153 available to us under a revolving line of credit pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 8 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$39,926,315	$23,801,708
Investing activities	3,201,656	(1,775,918)
Financing activities	(45,400,384)	(25,982,787)
Net decrease in cash	$(2,272,413)	$(3,956,997)

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities increased $16,124,607, from $23,801,708 in 2014 to $39,926,315 in 2015. The increase primarily related to increases in rental payments received as a result of entering into the operating lease with Inotera during 2014 and the collection of certain receivables related to Varada that were included in other assets on our consolidated balance sheets as of December 31, 2014, partially offset by the settlement of accrued liabilities during 2015 related to the purchase of equipment on lease to Inotera.

Investing Activities

Cash flows from investing activities increased $4,977,574, from a use of cash of $1,775,918 in 2014 to a source of cash of $3,201,656 in 2015. The increase was primarily due to a decrease in cash used to invest in new notes receivable and joint ventures during 2015 as compared to 2014, as well as an increase in proceeds received due to the sale of certain equipment during 2015. The increase was partially offset by (i) an increase in cash used to acquire the assets on lease to Challenge and Fugro during 2015 as compared to the cash used to acquire the equipment on lease to Inotera during 2014, (ii) less principal received on notes receivable due to several prepayments during or subsequent to 2014 and (iii) restricted cash contributions pursuant to a provision in the non-recourse long-term debt agreement related to Fugro in 2015.

Financing Activities

Cash used in financing activities increased $19,417,597, from $25,982,787 in 2014 to $45,400,384 in 2015. The increase was primarily due to an increase in repayment of our non-recourse long-term debt during 2015 primarily related to the purchase of equipment on lease to Inotera in 2014 and an increase in distributions paid to our noncontrolling interests during 2015. These increases were partially offset by an increase in contributions made by noncontrolling interests related to Challenge and Fugro.

Financings and Borrowings

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at December 31, 2015 and 2014 of $149,701,639 and $146,012,447, respectively, related to certain vessels, the Lewek Ambassador, the Hoegh Copenhagen, the Ardmore Capella, the Ardmore Calypso and the Fugro Scout, and certain mining, oil field services and photolithograph scanning equipment. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2015 and 2014, the total carrying value of assets subject to non-recourse long term debt was $228,696,073 and $209,087,320, respectively.

At December 31, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

Revolving Line of Credit, Recourse

We entered into an agreement with CB&T for a revolving line of credit through March 31, 2015 of up to $10,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. On March 31, 2015, we extended the Facility through May 30, 2017 and the amount available under the Facility was increased to $12,500,000. As part of such amendment, we paid debt financing costs of $47,500. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At December 31, 2015, we had $8,209,153 available under the Facility pursuant to the borrowing base.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $159,507 and $159,590 to our General Partner in 2015 and 2014, respectively. We paid distributions to our limited partners in the amount of $15,791,266 and $15,799,439 in 2015 and 2014, respectively. We paid distributions to our noncontrolling interests in the amount of $2,014,802 and $1,296,007 in 2015 and 2014, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at December 31, 2015.

At December 31, 2015, we had non-recourse and other debt obligations. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of the non-recourse debt. At December 31, 2015, our outstanding non-recourse long-term indebtedness and seller’s credits totaled $163,138,726.

Principal and interest maturities of our debt, related interest and seller’s credits consisted of the following at December 31, 2015:

	Payments Due By Period
	Total	1 Year	2 - 3 Years	4 - 5 Years	Thereafter

Non-recourse debt	$149,701,639	$50,029,972	$37,796,667	$61,875,000	$-
Non-recourse debt interest*	21,386,700	6,121,341	7,806,748	7,458,611	-
Seller's credits	19,450,000	40,000	80,000	8,280,000	11,050,000
	$190,538,339	$56,191,313	$45,683,415	$77,613,611	$11,050,000
* Based on fixed or variable rates in effect at December 31, 2015.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2015, we had restricted cash of $4,182,520, which is presented within other assets in our consolidated balance sheets.

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

If interest rates increase or decrease significantly, our leases and notes receivable already in place would generally not be affected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Partners
ICON ECI Fund Fifteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON ECI Fund Fifteen, L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON ECI Fund Fifteen, L.P. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

March 24, 2016

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Cash	$18,067,904	$20,340,317
Net investment in notes receivable	30,013,756	59,584,520
Leased equipment at cost (less accumulated depreciation of
$40,253,258 and $25,974,093, respectively)	183,584,053	163,201,779
Net investment in finance leases	59,683,406	49,651,259
Investment in joint ventures	13,209,019	22,255,221
Other assets	9,010,672	5,613,561
Total assets	$313,568,810	$320,646,657
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$149,701,639	$146,012,447
Due to General Partner and affiliates, net	5,682,643	2,870,701
Accrued expenses and other liabilities	16,484,448	12,650,775
Total liabilities	171,868,730	161,533,923

Commitments and contingencies (Note 13)

Equity:
Partners' equity:
Limited partners	123,445,636	149,696,027
General Partner	(520,252)	(255,695)
Total partners' equity	122,925,384	149,440,332
Noncontrolling interests	18,774,696	9,672,402
Total equity	141,700,080	159,112,734
Total liabilities and equity	$313,568,810	$320,646,657

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014
Revenue and other income:
Finance income	$9,568,950	$14,762,117
Rental income	44,257,695	20,490,276
(Loss) income from investment in joint ventures	(11,289,362)	2,287,746
Gain on sale of assets, net	983,474	-
Other loss	(241,478)	(162,685)
Total revenue and other income	43,279,279	37,377,454

Expenses:
Management fees	1,820,446	1,815,734
Administrative expense reimbursements	1,940,952	2,033,317
General and administrative	1,977,476	2,038,656
Interest	6,368,656	5,302,956
Depreciation	32,244,342	12,966,125
Impairment loss	1,180,260	4,026,090
Credit loss	6,095,300	634,706
Total expenses	51,627,432	28,817,584
Net (loss) income	(8,348,153)	8,559,870
Less: net income (loss) attributable to noncontrolling interests	2,156,883	(163,709)
Net (loss) income attributable to Fund Fifteen	$(10,505,036)	$8,723,579

Net (loss) income attributable to Fund Fifteen allocable to:
Limited partners	$(10,399,986)	$8,636,343
General Partner	(105,050)	87,236
	$(10,505,036)	$8,723,579

Weighted average number of limited partnership interests outstanding	197,385	197,489

Net (loss) income attributable to Fund Fifteen per weighted average limited
partnership interest outstanding	$(52.69)	$43.73

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2013	197,489	$156,859,123	$(183,341)	$156,675,782	$11,123,203	$167,798,985

Net income (loss)	-	8,636,343	87,236	8,723,579	(163,709)	8,559,870
Distributions	-	(15,799,439)	(159,590)	(15,959,029)	(1,296,007)	(17,255,036)
Investments by noncontrolling interests	-	-	-	-	8,915	8,915
Balance, December 31, 2014	197,489	149,696,027	(255,695)	149,440,332	9,672,402	159,112,734

Net (loss) income	-	(10,399,986)	(105,050)	(10,505,036)	2,156,883	(8,348,153)
Distributions	-	(15,791,266)	(159,507)	(15,950,773)	(2,014,802)	(17,965,575)
Investments by noncontrolling interests	-	-	-	-	8,960,213	8,960,213
Repurchase of limited partnership interests	(104)	(59,139)	-	(59,139)	-	(59,139)
Balance, December 31, 2015	197,385	$123,445,636	$(520,252)	$122,925,384	$18,774,696	$141,700,080

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(8,348,153)	$8,559,870
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	1,763,964	2,241,676
Credit loss	6,095,300	634,706
Rental income paid directly to lenders by lessees	(2,925,234)	(5,674,892)
Rental income recovered from forfeited security deposit	(2,638,850)	-
Loss (income) from investment in joint ventures	11,289,362	(2,287,746)
Depreciation	32,244,342	12,966,125
Impairment loss	1,180,260	4,026,090
Interest expense on non-recourse financing paid directly to lenders by lessees	207,945	548,075
Interest expense from amortization of debt financing costs	386,184	206,988
Interest expense from amortization of seller's credit	303,742	300,190
Other financial loss	212,277	296,250
Gain on sale of assets, net	(983,474)	-
Paid-in-kind interest	17,931	33,932
Changes in operating assets and liabilities:
Other assets	2,217,243	(485,155)
Deferred revenue	(600,044)	771,923
Due from General Partner and affiliates, net	131,915	(104,174)
Distributions from joint ventures	1,080,288	713,093
Accrued expenses and other liabilities	(1,708,683)	1,054,757
Net cash provided by operating activities	39,926,315	23,801,708
Cash flows from investing activities:
Purchase of equipment	(21,879,088)	(16,339,411)
Proceeds from sale of leased equipment	5,164,076	-
Investment in joint ventures	(5,039,627)	(8,755,315)
Principal received on finance leases	4,433,811	4,048,431
Investment in notes receivable	-	(9,009,923)
Distributions received from joint ventures in excess of profits	1,716,179	1,217,206
Change in restricted cash	(3,000,000)	-
Principal received on notes receivable	21,806,305	27,063,094
Net cash provided by (used in) investing activities	3,201,656	(1,775,918)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(34,800,739)	(8,736,666)
Payment of debt financing costs	(722,644)	-
Investments by noncontrolling interests	8,147,713	8,915
Distributions to noncontrolling interests	(2,014,802)	(1,296,007)
Repurchase of limited partnership interests	(59,139)	-
Distributions to partners	(15,950,773)	(15,959,029)
Net cash used in financing activities	(45,400,384)	(25,982,787)
Net decrease in cash	(2,272,413)	(3,956,997)
Cash, beginning of year	20,340,317	24,297,314
Cash, end of year	$18,067,904	$20,340,317

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,697,030	$4,066,809

Supplemental disclosure of non-cash investing and financing activities:
Vessel purchased with non-recourse long-term debt paid directly to seller	$45,500,000	$63,565,710
Proceeds from sale of equipment paid directly to lender in settlement
of non-recourse long-term debt and interest	$4,292,780	$-
Interest reserve net against principal repayment of note receivable	$-	$206,250
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$2,925,234	$5,674,892
Vessel purchased with subordinated non-recourse financing provided by seller	$6,905,258	$-
Investment by noncontrolling interests	$812,500	$-
Unfunded debt financing costs	$682,500	$-
Acquisition fees payable to Investment Manager	$2,662,096	$-

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

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

With the proceeds from limited partnership interests (“Interests”) sold and the cash generated from our initial investments, we (i) primarily originate or acquire a diverse pool of investments in domestic and international businesses, which investments are primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by business-essential equipment and corporate infrastructure (collectively, “Capital Assets”) utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that ICON GP 15, LLC, a Delaware limited liability company and our general partner (the “General Partner”), believes will provide us with a satisfactory, risk-adjusted rate of return, (ii) pay fees and expenses and (iii) established a cash reserve.

Our General Partner makes investment decisions on our behalf and manages our business. Additionally, our General Partner has a 1% interest in our profits, losses, distributions and liquidation proceeds.  Our initial capitalization was $1,001, which consisted of $1 from our General Partner and $1,000 from ICON Capital, LLC, a Delaware limited liability company and our investment manager (the “Investment Manager”).  We offered Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allowed limited partners to purchase Interests with distributions received from us and/or certain of our affiliates, subject to certain restrictions.

As of July 28, 2011 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of Interests, at which time we commenced operations. Upon the commencement of operations, we returned the initial capital contribution of $1,000 to our Investment Manager. From June 6, 2011 through June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. During the period from the Initial Closing Date through June 6, 2013, we paid the following commissions and fees in connection with our offering of Interests: (i) sales commissions to third parties in the amount of $13,103,139 and (ii) dealer-manager fees in the amount of $5,749,021 to CĪON Securities, LLC, formerly known as ICON Securities, LLC, an affiliate of our General Partner and the dealer-manager of our offering (“CĪON Securities”). In addition, during such period, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,730,919, which were recorded as a reduction of partners’ equity.

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

December 31, 2015

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

We report noncontrolling interests as a separate component of consolidated equity and net income (loss) attributable to noncontrolling interests is included in consolidated net (loss) income. The attribution of net (loss) income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations.

Net (loss) income attributable to us per weighted average Interest outstanding is based upon the weighted average number of Interests outstanding during the year.

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

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the year ended December 31, 2015, the predominant change in restricted cash was related to cash contributions restricted for the purpose of maintaining certain minimum cash reserves pursuant to a provision in the non-recourse long-term debt agreement. For the year ended December 31, 2014, the predominant cash outflow from restricted cash was related to the release of interest income receipts previously restricted pursuant to a provision in the non-recourse long-term debt agreement. As a result, changes in restricted cash were classified within net cash provided by (used in) investing activities and operating activities for the years ended December 31, 2015 and 2014, respectively.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in other assets on our consolidated balance sheets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term, which ranges from 2 to 12 years, to the asset’s residual value.

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

December 31, 2015

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

December 31, 2015

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

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

Derivative Financial Instruments

We may enter into derivative transactions for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges.  Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

We recognize all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income, a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

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

December 31, 2015

ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

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

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which further specifies the SEC Staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. ASU 2015-03 and ASU 2015-15 will be applied on a retrospective basis. The adoption of ASU 2015-03 and ASU 2015-15 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU-2015-03 and ASU 2015-15 is not expected to have a material effect on our consolidated financial statements. Upon adoption of both accounting standards updates, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other assets to non-recourse long-term debt, while debt issuance costs associated with line of credit arrangements will continue to be presented in other assets on our consolidated balance sheets.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The adoption of ASU 2016-07 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

(3)           Net Investment in Notes Receivable

As of December 31, 2015 and 2014, we had net investment in notes receivable on non-accrual status of $0 and $966,362, respectively.

As of December 31, 2015, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $461,211, respectively, of which an aggregate of $522,913 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the Senior Loan (as defined elsewhere in this Note 3) in accordance with the loan agreement. Interest on the ICON Loan (as defined elsewhere in this Note 3) is currently being capitalized. While our note receivable has not been paid in accordance with the loan agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and the collateral value as of December 31, 2015, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Investment Manager is currently engaged in discussions with the senior lender and TMA to amend the TMA Facility (as defined elsewhere in this Note 3) and expects that payments to us will recommence in the near future. As of December 31, 2014, there was no net investment in notes receivable that was past due 90 days or more and still accruing.

As of December 31, 2014, our net investment in note receivable related to Varada Ten Pte. Ltd. (“Varada”) totaled $18,250,896, of which $2,076,338 was over 90 days past due. Despite a portion of the outstanding balance being over 90 days past due, we had been accounting for the net investment in note receivable related to Varada on an accrual basis as our Investment Manager believed that all contractual interest and principal payments and the Undrawn Commitment Fee (as defined elsewhere in this Note 3) were collectible based on the estimated fair value of the collateral securing the loan net the related estimated costs to sell the collateral. On July 28, 2015, Varada satisfied its obligations in connection with the secured term loan facility scheduled to mature on June 30, 2022 by making a prepayment of $18,524,638, comprised of all outstanding principal, accrued interest and a prepayment fee of $100,000. The prepayment fee was recognized as additional finance income.

Net investment in notes receivable consisted of the following:

	December 31,
	2015	2014
Principal outstanding (1)	$34,214,368	$57,532,717
Initial direct costs	1,519,922	3,464,975
Deferred fees	(322,621)	(781,186)
Credit loss reserve (2)	(5,397,913)	(631,986)
Net investment in notes receivable (3)	$30,013,756	$59,584,520

(1) As of December 31, 2015, total principal outstanding related to our impaired loan of $5,178,776 was related to Ensaimada (defined below). As of December 31, 2014, total principal outstanding related to our impaired loan of $1,598,348 was related to VAS (defined below).

(2) As of December 31, 2015, the credit loss reserve of $5,397,913 was related to Ensaimada. As of December 31, 2014, the credit loss reserve of $631,986 was related to VAS.
(3) As of December 31, 2015 and 2014, net investment in notes receivable related to our impaired loans was $0 and $966,362, respectively.

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

As a result of (i) a depressed market for dry bulk carriers, (ii) interest payments that have historically been paid late by Ensaimada and (iii) ongoing discussions with Ensaimada regarding a prepayment plan for an amount that was expected to be less than the full principal balance of the loan, our Investment Manager assessed the collectability of the loan and determined to

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

reserve the remaining principal balance of the loan that we did not expect to recover pursuant to such prepayment plan. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $794,842 was recorded during the three months ended June 30, 2015. Interest income was recognized on a cash basis for the three months ended June 30, 2015 as we expected at the time to continue collecting interest on the loan until the earlier of the proposed prepayment and the maturity of the loan. During the three months ended September 30, 2015, our Investment Manager was advised by Ensaimada that the company’s plans for a refinancing transaction that would have enabled it to prepay the loan did not materialize. In addition, Ensaimada did not make its quarterly interest payment under the loan for the quarter ended September 30, 2015. Based on discussions with Ensaimada at the time, our Investment Manager believed that it was likely that the loan would be extended and restructured. Accordingly, our Investment Manager concluded that there was doubt regarding Ensaimada’s ability to repay the entire principal balance of the loan at maturity in November 2016. As of September 30, 2015, our Investment Manager performed an analysis to assess the collectability of the loan under various recovery scenarios, including with or without the extension and restructuring of the loan and the current fair market value of the collateral. Historical sale values of comparable dry bulk carriers and the current fair market value of the vessel were critical components of this analysis. Based on this analysis, an additional credit loss reserve of $946,879 was recorded during the three months ended September 30, 2015. Since the three months ended September 30, 2015, any payments received from Ensaimada would be applied to principal as there is doubt regarding the ultimate collectability of principal. During December 2015, our Investment Manager met with Ensaimada to discuss a potential restructuring of the loan, but no agreement was reached. In addition, our Investment Manager considered (i) the upcoming maturity of the loan in November 2016, (ii) the lack of additional discussions with Ensaimada regarding a potential restructuring of the loan since December 2015 and (iii) the fact that the current fair market value of the collateral is less than Ensaimada’s senior debt obligations, which has priority over our loan. Based upon these considerations, our Investment Manager determined to fully reserve the outstanding balance due under the loan as of December 31, 2015. The aggregate credit loss recorded during the year ended December 31, 2015 was $5,397,913. For the years ended December 31, 2015 and 2014, we recognized finance income of $154,659 (of which $99,970 was recognized on a cash basis) and $756,499, respectively. As of December 31, 2015 and 2014, the net investment in note receivable related to Ensaimada was $0 and $5,595,856, respectively.

On February 29, 2012, we made a secured term loan in the amount of $2,000,000 to VAS Aero Services, LLC (“VAS”) as part of a $42,755,000 term loan facility.  The loan bore interest at variable rates ranging between 12% and 14.5% per year and matured on October 6, 2014. The loan was secured by a second priority security interest in all of VAS’s assets.
During the year ended December 31, 2014, VAS experienced financial hardship resulting in its failure to make the final monthly payment under the loan as well as the balloon payment due on the maturity date. Our Investment Manager engaged in discussions with VAS, VAS’s owners, the senior creditor and other second lien creditors in order to put in place a viable restructuring or refinancing plan. In December 2014, this specific plan to restructure or refinance fell through. While discussions on other options were still ongoing, our Investment Manager determined that we should record a credit loss reserve based on an estimated liquidation value of VAS’s inventory and accounts receivable.  As a result, the loan was placed on non-accrual status and a credit loss reserve of $631,986 was recorded during the year ended December 31, 2014 based on our pro-rata share of the liquidation value of the collateral. The value of the collateral was based on a third-party appraisal using a sales comparison approach. As of December 31, 2014, the net carrying value of the loan was $966,362. In March 2015, the 90-day standstill period provided for in the loan agreement ended without a viable restructuring or refinancing plan agreed upon. In addition, the senior lender continued to charge VAS forbearance fees. Although discussions among the parties were still ongoing, these factors resulted in our Investment Manager making a determination to record an additional credit loss reserve of $362,666 during the three months ended March 31, 2015 to reflect a potential forced liquidation of the collateral. The forced liquidation value of the collateral was primarily based on a third-party appraisal using a sales comparison approach. On July 23, 2015, we sold all of our interest in the loan to GB Loan, LLC (“GB”) for $268,975. As a result, we recorded an additional credit loss of $334,721 during the three months ended June 30, 2015 prior to the sale. No gain or loss was recognized as a result of the sale. In addition, we wrote off the credit loss reserve and corresponding balance of the loan of $1,329,373 during the year ended December 31, 2015. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized for the year ended December 31, 2015. Finance income recognized on the loan prior to recording the credit loss reserve was $197,010 for the year ended December 31, 2014.

On July 24, 2012, we made a secured term loan in the amount of $2,500,000 to affiliates of Frontier Oilfield Services, Inc. (collectively, “Frontier”) as part of a $5,000,000 term loan facility. The loan bore interest at 14% per year and was for a period of 66 months. The loan was secured by, among other things, a first priority security interest in Frontier’s saltwater disposal wells and related equipment and a second priority security interest in Frontier’s other assets, including real estate, machinery and accounts receivable. On October 11, 2013, Frontier made a partial prepayment of $432,622, which included a prepayment

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

fee of $44,620 that was recognized as additional finance income. On December 30, 2014, we sold all of our interest in the loan to Frontier Expansion and Development, LLC for $1,875,000. As a result, we recognized a loss and wrote off the remaining initial direct costs associated with the notes receivable totaling $311,500 as a charge against finance income.

On September 10, 2012, we made a secured term loan in the amount of $17,000,000 to Superior Tube Company, Inc. and Tubes Holdco Limited (collectively, “Superior”). The loan bore interest at 12% per year and was for a period of 60 months.  The loan was secured by, among other things, a first priority security interest in Superior’s assets, including tube manufacturing and related equipment and a mortgage on real property, and a second priority security interest in Superior’s accounts receivable and inventory. On January 30, 2015, Superior satisfied its obligations in connection with the loan by making a prepayment of $2,549,725, comprised of all outstanding principal, accrued interest and a prepayment fee of $74,240. As a result, we recognized additional finance income of $30,752.

On October 4, 2013, we provided a $17,500,000 first drawdown on a secured term loan facility of up to $40,000,000 to Varada. The facility was comprised of three loans, each to be used toward the purchase or refinancing of a respective vessel. The facility bore interest at 15% per year and was for a period of approximately 96 months, depending on the delivery and acceptance dates of two of the vessels and the drawdown date with respect to the third vessel. As a result of, among other things, Varada’s failure to cause the completion of two additional vessels originally scheduled for delivery by September 30, 2014, the facility was only secured by a first priority security interest in and earnings from one vessel that was sub-chartered by Varada. In accordance with the facility agreement, as Varada’s aggregate drawdown was less than $38,500,000 at September 30, 2014, we were entitled to a $2,100,000 undrawn commitment fee (the “Undrawn Commitment Fee”), which was recognized as additional finance income. As of December 31, 2014, we had an outstanding receivable of $18,497,860, of which $2,076,338 was over 90 days past due. Despite a portion of the outstanding balance being over 90 days past due, we had been accounting for the net investment in note receivable on an accrual basis as our Investment Manager believed that all contractual interest and principal payments and the Undrawn Commitment Fee were still collectible based on the estimated fair value of the collateral securing the loan net the related estimated costs to sell the collateral.  As a result, we continued to recognize finance income on an accrual basis. On July 28, 2015, Varada satisfied its obligations in connection with the secured term loan facility by making a prepayment of $18,524,638, comprised of all outstanding principal, accrued interest and a prepayment fee of $100,000. The prepayment fee was recognized as additional finance income.

On July 14, 2014, we, ICON Leasing Fund Twelve, LLC (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), each an entity also managed by our Investment Manager (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”, and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels.  The amendment qualified as a new loan under U.S. GAAP and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of $77,524 as a charge against finance income. As a condition to the amendment and increased size of the TMA Facility, TMA was required to have all four platform supply vessels under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA has been in technical default and in payment default while available cash has been swept and applied to the Senior Loan in accordance with the loan agreement. Interest on the ICON Loan is currently being capitalized. While our note receivable has not been paid in accordance with the loan agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Investment Manager is currently engaged in discussions with the senior lender and TMA to amend the TMA Facility and expects that payments to us will recommence in the near future. Based on, among other things, TMA’s payment history and the collateral value as of December 31, 2015, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due.

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

Credit loss allowance activities for the years ended December 31, 2015 and 2014 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2013	$1,972,530
Provisions	631,986
Write-offs, net of recoveries	(1,972,530)
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	6,095,300
Write-offs, net of recoveries	(1,329,373)
Allowance for credit loss as of December 31, 2015	$5,397,913

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2015	2014
Marine vessels	$81,651,931	$81,651,931
Photolithograph immersion scanner	79,905,122	79,905,122
Geotechnical drilling vessel	62,280,258	-
Mining equipment	-	19,388,278
Oil field services equipment	-	8,230,541
Leased equipment at cost	223,837,311	189,175,872
Less: accumulated depreciation	40,253,258	25,974,093
Leased equipment at cost, less accumulated depreciation	$183,584,053	$163,201,779

Depreciation expense was $32,244,342 and $12,966,125 for the years ended December 31, 2015 and 2014, respectively.

Mining Equipment

On June 29, 2012, a joint venture owned 94.2% by us and 5.8% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased certain mining equipment for $8,581,573 that was subject to lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”). The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $229,909. On October 29, 2015, Murray purchased the equipment pursuant to the terms of the lease for $2,038,124. No gain or loss was recorded as a result of the sale.

On August 3, 2012, a joint venture owned 96% by us and 4% ECI Partners purchased certain mining equipment for $10,518,850 that was subject to a lease with Murray, which expired on October 31, 2015. Upon expiration of the lease, Murray purchased the equipment for $2,415,519. No gain or loss was recorded as a result of the sale.

Oil field Services Equipment

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

On February 15, 2013, a joint venture owned 58% by us, 38% by Fund Fourteen and 4% by ECI Partners purchased onshore oil field services equipment from Go Frac, LLC (“Go Frac”) for $11,803,985. Simultaneously, the equipment was leased to Go Frac for a period of 45 months, which was scheduled to expire on November 30, 2016. On July 19, 2013, the joint venture purchased additional onshore oil field services equipment from Go Frac for $165,382, which was leased to Go Frac for a period of 45 months and was scheduled to expire on April 30, 2017.

During the three months ended December 31, 2014, declining energy prices negatively impacted Go Frac’s financial performance resulting in its failure to satisfy its lease payment obligations in February 2015. In early February 2015, our Investment Manager was informed that Go Frac was ceasing its operations. During the three months ended December 31, 2014, we recognized an impairment charge of $4,026,090 based on a third-party appraised fair market value of the leased equipment as of December 31, 2014.  The fair market value provided by the independent appraiser was derived based on a combination of the cost approach and the sales comparison approach. During the three months ended March 31, 2015, our Investment Manager obtained quotes from multiple auctioneers and subsequently an auctioneer was engaged to sell the equipment at an auction. As of March 31, 2015, the equipment met the criteria to be classified as assets held for sale on our consolidated balance sheets.  As a result, we recognized an additional impairment charge of $1,180,260 to write down the equipment to its estimated fair value, less cost to sell, of $4,019,740. On May 14, 2015, the equipment was sold at an auction for $5,542,000, the majority of which was remitted directly to Element (as defined in Note 7) to satisfy our non-recourse long-term debt obligations of $4,292,780, consisting of unpaid principal and accrued interest. After deducting selling costs of $538,786, we recognized a gain on sale of assets of $983,474. In addition, as a result of Go Frac’s default on the lease and our repossession and ultimate sale of the equipment, we recognized additional rental income of $2,638,850, primarily due to the extinguishment of our obligation to return a security deposit to Go Frac pursuant to the terms of the lease.

Photolithograph Immersion Scanner

On December 1, 2014, we, through ICON Taiwan Semiconductor, LLC Taiwan Branch, the Taiwan branch of our wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC, purchased a photolithograph immersion scanner for $77,723,338. The purchase was financed through a letter of credit facility (the “LC Facility”) provided by DBS Bank Ltd. On January 5, 2015, the LC Facility was repaid in full through cash of $14,157,628 and a drawdown on a senior loan facility (the “Senior Facility”) with DBS Bank (Taiwan) Ltd. (“DBS Taiwan”). We entered into a 24-month lease with Inotera Memories, Inc. (“Inotera”), which commenced simultaneously upon the purchase of the scanner.

Geotechnical Drilling Vessels

On December 23, 2015, a joint venture owned 75% by us, 15% by Fund Fourteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000.  The Fugro Scout and the Fugro Voyager were delivered on December 23, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the joint venture after year five. On December 23, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) an advanced charter hire payment of $11,250,000. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel and therefore, such cash was included in our consolidated balance sheets. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000. The senior secured loans bear interest at LIBOR plus 2.95% per year, which was fixed at 4.117% after giving effect to the indirect subsidiaries’ interest rate swap agreements, and mature on December 31, 2020.

Aggregate annual minimum future rentals receivable due from our non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2015:

Years Ending December 31,
2016	$40,606,113
2017	16,691,000
2018	16,599,750
2019	16,508,500
2020	16,173,000
Thereafter	45,450,000
$152,028,363

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

(5)              Net Investment in Finance Leases

As of December 31, 2015 and 2014, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	December 31,
	2015	2014
Minimum rents receivable	$73,186,778	$63,558,572
Estimated unguaranteed residual values	2,127,162	-
Initial direct costs	1,066,616	982,185
Unearned income	(16,697,150)	(14,889,498)
Net investment in finance leases	$59,683,406	$49,651,259

Marine Vessels

On April 2, 2013, two joint ventures each owned 55% by us and 45% by Fund Fourteen purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from wholly-owned subsidiaries of Ardmore Shipholding Limited (“Ardmore”).  Simultaneously, the vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years.  The aggregate purchase price for the vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. In December  2015, we were notified by Ardmore that it will be exercising its options to purchase the Ardmore Capella and Ardmore Calypso in or around April 2016.

Auto Manufacturing Equipment

On September 15, 2015, we purchased auxiliary support equipment and robots used in the production of certain automobiles for $2,691,629, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months.

On December 29, 2015, a joint venture owned 75% by us and 25% by Fund Sixteen purchased stamping presses and miscellaneous support equipment used in the production of certain automobiles for $11,978,455, which were simultaneously leased to Challenge for 60 months.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years and thereafter consisted of the following at December 31, 2015:

Years Ending December 31,
2016	$11,048,554
2017	11,400,297
2018	31,292,159
2019	7,576,113
2020	7,913,875
Thereafter	3,955,780
$73,186,778

(6)     Investment in Joint Ventures

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

On May 15, 2013, ICON Mauritius MI II, LLC (“ICON Mauritius MI II”), a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Investment Manager, and 21% by Fund Twelve, purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. ("JAC") from Standard Chartered Bank (“Standard Chartered”) for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. The subordinated credit facility is secured by a second priority security interest in all of JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $12,296,208.

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

During the three months ended June 30, 2015, an expected tolling arrangement did not commence and JAC’s stakeholders were unable to agree upon a restructuring plan. As a result, the manufacturing facility had not yet resumed operations and JAC continued to experience liquidity constraints. Accordingly, our Investment Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility. Our Investment Manager visited JAC’s facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the facility to equity and/or a restructuring of the facility, our Investment Manager believed that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Investment Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the credit loss for the three months ended June 30, 2015 was $7,161,658. During the three months ended June 30, 2015, the joint venture placed the facility on non-accrual status and no finance income was recognized.

 During the three months ended September 30, 2015, JAC continued to be non-operational and therefore not able to service interest payments under the facility. Discussions between the senior lenders and certain other stakeholders of JAC ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. At September 30, 2015, our Investment Manager reassessed the collectability of the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Investment Manager also considered the proposed plan of converting a portion of the facility to equity and/or restructuring the facility in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Investment Manager believed that the joint venture may potentially not be able to recover approximately $21,800,000 to $27,000,000 of the outstanding balance due from JAC prior to recording the initial credit loss. During the three months ended September 30, 2015, the joint venture recognized a credit loss of $8,928,735, which our Investment Manager believed was the most likely outcome derived from its reassessment. Our share of the credit loss for the three months ended September 30, 2015 was $3,571,494. In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Investment Manager does not anticipate that JAC will make any payments to the joint venture while operating under the expected tolling arrangement. Our Investment Manager updated the collectability analysis under the facility as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Investment Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the joint venture, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continues to be non-operational. Based upon these factors, our Investment Manager believes that the joint venture’s ultimate collectability of the facility may result in less of a recovery from its prior estimate.  As a result, our Investment Manager determined to record an additional total credit loss of $5,365,776, which our Investment Manager believes is the most likely outcome derived from its reassessment as of December 31, 2015. Our share of the credit loss for the three months ended December 31, 2015 was $2,146,310. An additional credit loss may be recorded in

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

future periods based upon future developments of the receivership process or if the joint venture’s ultimate collectability of the facility results in less of a recovery from its current estimate. Our Investment Manager has also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that it is not impaired. For the years ended December 31, 2015 and 2014, the joint venture recognized finance income of $1,152,580 and $4,003,314, respectively, prior to the facility being placed on non-accrual status. As of December 31, 2015 and 2014, the total net investment in note receivable held by the joint venture was $5,365,776 and $35,363,995, respectively, and our investment in the joint venture was $2,152,337 and $14,574,053, respectively.

The following table summarizes the results of operations of ICON Mauritius MI II for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Revenue	$1,152,580	$4,000,314
Net (loss) income	$(30,495,021)	$3,954,250
Our share of net (loss) income	$(12,439,662)	$1,509,462

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt.  Our contribution to the joint venture was $2,693,395. On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000.  In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment.  On December 8, 2015, the joint venture further amended the lease with Blackhawk to add and revise certain financial covenants. The joint venture received an additional amendment fee of $75,000.

On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the EPIC Bali and EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “SIVA Vessels”), from Siva Global Ships Limited (“Siva Global”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The SIVA Vessels were bareboat chartered to an affiliate of Siva Global for a period of eight years upon the delivery of each respective vessel. The SIVA Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,022,225.

On March 28, 2014, a joint venture owned 27.5% by us, 60% by Fund Twelve and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $3,266,352. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of $1,480,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000. On January 15, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred.

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

December 31, 2015

On July 10, 2015, a joint venture owned 50% by us, 40% by Fund Fourteen and 10% by Fund Sixteen purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge for 60 months. Our contribution to the joint venture was $4,991,894.

(7)           Non-Recourse Long-Term Debt

As of December 31, 2015 and 2014, we had the following non-recourse long-term debt:

	December 31,
Counterparty	2015	2014	Maturity	Rate
ABN AMRO, Rabobank, NIBC	$45,500,000	$-	2020	LIBOR + 2.95%
DVB Bank America N.V.	39,750,000	44,166,667	2020	4.60%
DBS Bank (Taiwan) Ltd.	37,501,639	63,565,710	2016	2.55-6.51%
NIBC Bank N.V.	18,200,000	20,020,000	2018	LIBOR + 3.75%
DVB Bank SE	8,750,000	11,250,000	2019	4.997%
People's Capital and Leasing Corp.	-	2,653,515	2015	5.75%
Element Financial Corporation (1)	-	4,356,555	2017	6.0%
Total non-recourse long-term debt	$149,701,639	$146,012,447
(1) On May 14, 2015, we satisfied our non-recourse long-term debt obligations to Element as a result of the sale of the collateral previously on lease to Go Frac.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower were to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2015 and 2014, the total carrying value of assets subject to non-recourse long term debt was $228,696,073 and $209,087,320, respectively.

On September 9, 2013, a joint venture owned 96% by us and 4% by ECI Partners assigned the remaining 25 monthly rental payments totaling $6,812,019 due to the joint venture from Murray to People's Capital and Leasing Corp. (“People’s Capital”) in exchange for People’s Capital making a $6,413,574 non-recourse loan to the joint venture.  The loan was scheduled to mature on October 1, 2015 and bore interest at 5.75% per year. On October 1, 2015, the joint venture satisfied its obligations with People’s Capital by making repayment of $272,481.

On December 30, 2013, a joint venture owned 58% by us, 38% by Fund Fourteen and 4% by ECI Partners assigned the remaining 35 and 40 monthly rental payments totaling $7,028,793 due to the joint venture from Go Frac to Element Financial Corp. (“Element”) in exchange for Element making a $6,464,372 non-recourse loan to the joint venture. The non-recourse loan bore interest at a fixed rate of 6.0% and was scheduled to mature on April 30, 2017. On May 14, 2015, the equipment previously on lease to Go Frac was sold at an auction and the majority of the sale proceeds were remitted directly to Element to satisfy our non-recourse long-term debt obligations of $4,292,780, consisting of unpaid principal and accrued interest.

On December 1, 2014, we partly financed the acquisition of a photolithograph immersion scanner through the LC Facility. As of December 31, 2014, the balance of the LC facility was $63,565,710. The LC Facility had a term of 2 months and bore interest at 3.48% per year. On January 5, 2015, the LC Facility was repaid in full through cash of $14,157,628 and a drawdown on the Senior Facility with DBS Taiwan. The Senior Facility has a term of 24 months and bears interest at a rate of 2.55% per year for tranche A and 6.51% per year for tranche B. As of the drawdown date of January 5, 2015, $48,597,638 and $14,968,072 of the Senior Facility was allocated to tranche A and tranche B, respectively. The Senior Facility is secured by, among other things, an assignment of the rental payments under the lease with Inotera and a first priority security interest in the scanner.

A joint venture owned 75% by us, 15% by Fund Fourteen and 10% by Fund Sixteen, through two indirect subsidiaries, partly financed the acquisition of the Fugro Vessels by entering into a non-recourse loan agreement with ABN AMRO, Rabobank and NIBC in the aggregate amount of $91,000,000.  On December 23, 2015, $45,500,000 was drawn down from the loan for the acquisition of the Fugro Scout. On January 8, 2016, the remaining $45,500,000 was drawn down for the acquisition

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

of the Fugro Voyager. The senior secured loans bear interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the indirect subsidiaries entered into interest rate swap agreements to effectively fix the variable interest rate at 4.117%.

As of December 31, 2015 and 2014, we had capitalized net debt financing costs of $1,709,633 and $1,024,568, respectively, which was included in other assets in our consolidated balance sheets. For the years ended December 31, 2015 and 2014, we recognized additional interest expense of $386,184 and $206,988, respectively, related to the amortization of debt financing costs.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter consisted of the following at December 31, 2015:

Years Ending December 31,
2016	$50,029,972
2017	12,528,334
2018	25,268,333
2019	9,458,333
2020	52,416,667
Thereafter	-
$149,701,639

At December 31, 2015, we were in compliance with all covenants related to our non-recourse long-term debt.

(8)           Revolving Line of Credit, Recourse

We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $10,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. On March 31, 2015, we extended the Facility through May 30, 2017 and the amount available under the Facility was increased to $12,500,000. As part of such amendment, we paid debt financing costs of $47,500. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At December 31, 2015, we had $8,209,153 available under the Facility pursuant to the borrowing base.

(9)           Transactions with Related Parties

We have entered into agreements with our General Partner, our Investment Manager and CĪON Securities, whereby we pay or paid certain fees and reimbursements to these parties. CĪON Securities was entitled to receive a 3.0% dealer-manager fee from the gross proceeds from sales of our Interests.

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

December 31, 2015

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

We paid distributions to our General Partner of $159,507 and $159,590 for the years ended December 31, 2015 and 2014, respectively. Our General Partner’s interest in our net (loss) income was $(105,050) and $87,236 for the years ended December 31, 2015 and 2014, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2015	2014
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$2,853,563	$2,502,515
ICON Capital, LLC	Investment Manager	Management fees (2)	1,820,446	1,815,734
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	1,940,952	2,033,317
Fund Fourteen	Noncontrolling interest	Interest expense (2)	411,509	407,970
			$7,026,470	$6,759,536
(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

At December 31, 2015, we had a net payable of $5,682,643 due to our General Partner and affiliates that primarily consisted of a note payable of $2,614,691 and accrued interest of $30,396 due to Fund Fourteen related to its noncontrolling interest in a vessel, the Lewek Ambassador, and administrative expense reimbursements of $519,380 and acquisition fees of $2,437,500 due to our Investment Manager.

At December 31, 2014, we had a net payable of $2,870,701 due to our General Partner and affiliates that primarily consisted of a note payable of $2,609,209 and accrued interest of $30,332 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador and administrative expense reimbursements of $257,495 due to our Investment Manager.

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

Assets Measured at Fair Value on a Nonrecurring Basis

We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell such assets. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable or finance leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral. The following tables summarize the valuation of our material non-financial and financial assets measured at fair value on a nonrecurring basis, which

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

is presented as of the date the impairment or credit loss was recorded, while the carrying value of the assets is presented as of December 31, 2015 or 2014:

					Impairment Loss for the
	Carrying Value at	Fair Value at Impairment Date			Year Ended
	December 31, 2015	Level 1	Level 2	Level 3	December 31, 2015
Asset held for sale (1)	$-	$-	$-	$4,019,740	$1,180,260

(1) The equipment previously on lease to Go Frac was reclassified to assets held for sale as of March 31, 2015. In May 2015, the equipment was sold and a gain on sale was realized. See Note 4 for additional information.

The fair value at impairment for our assets held for sale at March 31, 2015 was based on fair value less cost to sell. The estimated fair value was provided by an independent third-party auctioneer. The estimated fair value and costs to sell were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3. In May 2015, the assets were sold at an auction and a gain on sale was realized (see Note 4).

						Credit Loss for the
	Carrying Value at	Fair Value at Impairment Date				Year Ended
	December 31, 2015	Level 1	Level 2	Level 3		December 31, 2015
Net investment in note receivable	$-	$-	$-	$268,975	(1)	$697,387

(1) There were nonrecurring fair value measurements in relation to impairments recognized as of March 31, 2015 and June 30, 2015 related to VAS. As of March 31, 2015 and June 30, 2015, the fair value was $603,696 and $268,975, respectively.

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

December 31, 2015

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which includes fixed-rate notes receivable, fixed-rate non-recourse long-term debt, and seller’s credits included in accrued expenses and other liabilities on our consolidated balance sheets, in which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. In accordance with U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities and/or variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 10.20% and 25.00% as of December 31, 2015. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and seller’s credits was derived using discount rates ranging between 3.89% and 5.30% as of December 30, 2015.

	December 31, 2015
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$28,816,455	$30,119,690

Principal outstanding on fixed-rate non-recourse long-term debt	$131,501,639	$132,245,000

Seller's credits	$13,437,087	$13,502,246

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

 Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors. We believe that the carrying value of our investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

At times, our cash and cash equivalents may exceed insured limits. We have placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2015, we had two lessees that accounted for 67.3% of our rental income and finance income. For the year ended December 31, 2014, we had two lessees and one borrower that accounted for 57.3% of our rental and finance income. No other lessees or borrowers accounted for more than 10% of rental and finance income.

As of December 31, 2015, we had three lessees that accounted for 58.6% of total assets. As of December 31, 2014, we had two lessees that accounted for 46.6% of total assets.

As of December 31, 2015, we had four lenders that accounted for 82.0% of total liabilities. As of December 31, 2014, we had three lenders that accounted for 79.1% of total liabilities.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

(12)    Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2015
	North
	America	Vessels (a)	Europe	Asia	Total
Revenue:
Finance income	$1,770,861	$7,285,745	$512,344	$-	$9,568,950
Rental income	$7,873,529	$10,005,174	$-	$26,378,992	$44,257,695
Income (loss) from investment in joint ventures	$903,446	$246,854	$-	$(12,439,662)	$(11,289,362)

	At December 31, 2015
Long-lived assets:
Net investment in finance leases	$14,571,386	$45,112,020	$-	$-	$59,683,406
Net investment in notes receivable	$14,479,829	$12,353,247	$3,180,680	$-	$30,013,756
Leased equipment at cost, net	$-	$128,471,091	$-	$55,112,962	$183,584,053
Investment in joint ventures	$8,048,200	$3,008,482	$-	$2,152,337	$13,209,019

(a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2014
	North
	America	Vessels (a)	Europe	Asia	Total
Revenue:
Finance income	$2,642,021	$11,360,866	$759,230	$-	$14,762,117
Rental income	$8,475,284	$9,853,174	$-	$2,161,818	$20,490,276
Income from investment in joint ventures	$616,993	$161,290	$-	$1,509,463	$2,287,746

	At December 31, 2014
Long-lived assets:
Net investment in finance leases	$-	$49,651,259	$-	$-	$49,651,259
Net investment in notes receivable	$18,078,406	$36,641,404	$4,864,710	$-	$59,584,520
Leased equipment at cost, net	$13,875,135	$71,329,981	$-	$77,996,663	$163,201,779
Investment in joint ventures	$4,742,542	$2,938,627	$-	$14,574,052	$22,255,221

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2015, we had restricted cash of $4,182,520, which is presented within other assets in our consolidated balance sheets.

(14)     Income Tax Reconciliation (unaudited)

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2015

At December 31, 2015 and 2014, the partners’ equity included in the consolidated financial statements totaled $122,925,384 and $149,440,332, respectively. Our partner’s capital for federal income tax purposes at December 31, 2015 and 2014 totaled $150,872,500 and $154,199,320, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in the credit loss recorded for Ensaimada, depreciation and amortization, noncontrolling interest, state income tax, and taxable income from joint ventures between financial reporting purposes and federal income tax purposes.

The following table reconciles net (loss) income attributable to us for financial statement reporting purposes to the net income attributable to us for federal income tax purposes for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Net (loss) income attributable to Fund Fifteen per consolidated financial statements	$(10,505,036)	$8,723,579
Rental income	-	811,580
Depreciation and amortization	297,607	(873,725)
Taxable income from joint ventures	16,316,821	2,595,079
State income tax	(87,725)	-
Credit loss	4,763,211	-
Other	1,839,256	2,611,201
Net income attributable to Fund Fifteen for federal income tax purposes	$12,624,134	$13,867,714

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deduction	Balance at End of Year

Deducted from asset accounts:

Year Ended December 31, 2015
Credit loss reserve	$631,986	$6,095,300	$1,329,373	$5,397,913

Year Ended December 31, 2014
Credit loss reserve	$1,972,530	$631,986	$1,972,530	$631,986

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2015, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our General Partner believes that, as of December 31, 2015, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's General Partner and Corporate Governance

Our General Partner

Our General Partner was formed as a Delaware limited liability company on September 23, 2010 to act as our general partner. Its principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700. The sole member of our General Partner is ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”).

Name	Age	Title
Michael A. Reisner	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	45	Managing Director and Principal Financial and Accounting Officer

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager, ICON Capital, was formed in 1985. Our Investment Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	45	Managing Director and Principal Financial and Accounting Officer
Harry Giovani	41	Managing Director and Chief Credit Officer

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

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31
Entity	Capacity	Description	2015	2014
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$2,853,563	$2,502,515
ICON Capital, LLC	Investment Manager	Management fees (2)	1,820,446	1,815,734
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	1,940,952	2,033,317
Fund Fourteen	Noncontrolling interest	Interest expense (2)	411,509	407,970
			$7,026,470	$6,759,536
(1) Amount capitalized and amortized to operations.
(2) Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our General Partner of $159,507 and $159,590 for the years ended December 31, 2015 and 2014, respectively. Our General Partner’s interest in our net (loss) income was $(105,050) and $87,236 for the years ended December 31, 2015 and 2014, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)   As of March 21, 2016, no directors or officers of our General Partner own any of our equity securities.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2015 and 2014, our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.  The following table presents the fees for both audit and non–audit services rendered by Ernst & Young LLP for the years ended December 31, 2015 and 2014:

	2015	2014
Audit fees	$433,568	$453,775
Tax fees	197,119	179,410
	$630,687	$633,185

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

101.INS     XBRL Instance Document.

101.SCH   XBRL Taxonomy Extension Schema Document.

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB   XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE    XBRLTaxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON ECI Fund Fifteen, L.P.

(Registrant)

By: ICON GP 15, LLC

      (General Partner of the Registrant)

March 24, 2016

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

March 24, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)