Form 10-Q
period 2016-03-31
ICON ECI FUND FIFTEEN, L.P.
filed 2016-05-11
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes o No ☑
Number of outstanding limited partnership interests of the registrant on May 9, 2016 is 197,385.

ICON ECI Fund Fifteen, L.P. Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statement of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 6
Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
Signatures	29

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Cash	$8,605,399	$18,067,904
Net investment in notes receivable	29,459,774	30,013,756
Leased equipment at cost (less accumulated depreciation of
$48,829,903 and $40,253,258, respectively)	237,300,291	183,584,053
Net investment in finance leases	58,577,283	59,683,406
Investment in joint ventures	11,268,274	13,209,019
Other assets	5,117,434	7,332,096
Total assets	$350,328,455	$311,890,234
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$184,427,451	$148,023,063
Derivative financial instruments	211,020	-
Due to General Partner and affiliates, net	2,982,580	5,682,643
Seller's credits	20,569,426	13,437,087
Accrued expenses and other liabilities	2,102,404	3,047,361
Total liabilities	210,292,881	170,190,154

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	121,739,905	123,445,636
General Partner	(537,481)	(520,252)
Total partners' equity	121,202,424	122,925,384
Noncontrolling interests	18,833,150	18,774,696
Total equity	140,035,574	141,700,080
Total liabilities and equity	$350,328,455	$311,890,234

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue and other income:
Finance income	$2,275,931	$3,266,323
Rental income	12,229,504	10,801,214
Income from investment in joint ventures	664,898	656,006
Other loss	(107,818)	(281,375)
Total revenue and other income	15,062,515	14,442,168

Expenses:
Management fees	285,922	398,164
Administrative expense reimbursements	330,562	402,887
General and administrative	427,574	542,928
Interest	2,483,322	1,728,112
Depreciation	8,576,645	8,078,356
Loss on derivative financial instruments	282,894	-
Impairment loss	-	1,180,260
Credit loss	-	362,666
Total expenses	12,386,919	12,693,373
Net income	2,675,596	1,748,795
Less: net income (loss) attributable to noncontrolling interests	429,032	(113,426)
Net income attributable to Fund Fifteen	$2,246,564	$1,862,221

Net income attributable to Fund Fifteen allocable to:
Limited partners	$2,224,098	$1,843,599
General Partner	22,466	18,622
	$2,246,564	$1,862,221

Weighted average number of limited partnership interests outstanding	197,385	197,385

Net income attributable to Fund Fifteen per weighted average limited partnership
interest outstanding	$11.27	$9.34

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2015	197,385	$123,445,636	$(520,252)	$122,925,384	$18,774,696	$141,700,080

Net income	-	2,224,098	22,466	2,246,564	429,032	2,675,596
Distributions	-	(3,929,829)	(39,695)	(3,969,524)	(370,578)	(4,340,102)
Balance, March 31, 2016 (unaudited)	197,385	$121,739,905	$(537,481)	$121,202,424	$18,833,150	$140,035,574

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,675,596	$1,748,795
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	210,844	338,780
Credit loss	-	362,666
Rental income paid directly to lenders by lessees	-	(1,017,869)
Income from investment in joint ventures	(664,898)	(656,006)
Depreciation	8,576,645	8,078,356
Impairment loss	-	1,180,260
Interest expense on non-recourse financing paid directly to lenders by lessees	-	121,710
Interest expense from amortization of debt financing costs	211,216	110,992
Interest expense from amortization of seller's credit	214,456	77,579
Other financial loss	322,413	259,239
Paid-in-kind interest	-	4,744
Changes in operating assets and liabilities:
Other assets	1,366,636	843,819
Deferred revenue	414,361	(178,749)
Due to General Partner and affiliates, net	(2,700,063)	(157,920)
Distributions from joint ventures	623,233	477,387
Accrued expenses and other liabilities	(676,818)	(1,142,630)
Net cash provided by operating activities	10,573,621	10,451,153
Cash flows from investing activities:
Purchase of equipment	(9,875,000)	-
Principal received on finance leases	1,036,131	894,998
Principal received on notes receivable	319,219	2,789,946
Change in restricted cash	825,063	-
Distributions received from joint ventures in excess of profits	1,982,410	-
Net cash (used in) provided by investing activities	(5,712,177)	3,684,944
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(8,277,597)	(10,199,056)
Payment of debt financing costs	(1,706,250)	(381,394)
Investments by noncontrolling interests	-	1,819
Distributions to noncontrolling interests	(370,578)	(370,539)
Repurchase of limited partnership interests	-	(59,139)
Distributions to partners	(3,969,524)	(3,933,033)
Net cash used in financing activities	(14,323,949)	(14,941,342)
Net decrease in cash	(9,462,505)	(805,245)
Cash, beginning of period	18,067,904	20,340,317
Cash, end of period	$8,605,399	$19,535,072

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,688,212	$948,707

Supplemental disclosure of non-cash investing and financing activities:
Vessel purchased with non-recourse long-term debt paid directly to seller	$45,500,000	$-
Vessel purchased with subordinated non-recourse financing provided by seller	$6,917,883	$-
Transfer of leased equipment at cost, net, to assets held for sale	$-	$4,019,740
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$-	$1,017,869

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

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

(2)      Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.  The results for the interim period are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the accompanying consolidated financial statements in the prior year to conform to the current presentation.

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

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Financing receivables are generally placed on a non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed on a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual financing receivables are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual financing receivables is not in doubt, interest income is recognized on a cash basis. Financing receivables on non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

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

Recently Adopted Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  We adopted ASU 2015-01 on January 1, 2016, which did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. We adopted ASU 2015-02 on January 1, 2016, which did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which further specifies the SEC Staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We retrospectively adopted ASU 2015-03 as of March 31, 2016.  Consequently, we reclassified $1,678,576 of debt issuance costs from other assets to non-recourse long-term debt on our consolidated balance sheet at December 31, 2015, which resulted in the following adjustments:

	At December 31, 2015
	As Reported	As Adjusted
Other assets	$9,010,672	$7,332,096
Non-recourse long-term debt	$149,701,639	$148,023,063

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

In addition, we adopted ASU 2015-15 on January 1, 2016 and continue to present debt issuance costs associated with our revolving line of credit as other assets on our consolidated balance sheets.

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending after December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

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

In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The adoption of ASU 2016-05 becomes effective for us on January 1, 2017, including interim periods within that reporting period. An entity has the option to apply ASU No. 2016-05 on either a prospective basis or a modified retrospective basis. Early adoption is permitted. The adoption of ASU 2016-05 is not expected to have a material effect on our consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

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

(3)       Net Investment in Notes Receivable

As of March 31, 2016 and December 31, 2015, we had no net investment in notes receivable on non-accrual status.

As of March 31, 2016 and December 31, 2015, our net investment in note receivable related to Ensaimada S.A. (“Ensaimada”) totaled $5,178,776, which was fully reserved as of December 31, 2015. The loan bears interest at 17% per year and matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by both N&P Shipping Co. (“N&P”), the parent company of Ensaimada, and by one of N&P’s shareholders.

As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan maturing in November 2016 and (iv) the fact that the current fair market value of the collateral is less than Ensaimada’s senior debt obligations, which have priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. For the three months ended March 31, 2016 and 2015, we recognized finance income of $0 and $186,374, respectively, prior to the loan being considered impaired. As of March 31, 2016 and December 31, 2015, our net investment in note receivable related to Ensaimada was $0.

As of March 31, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $589,589, respectively, of which an aggregate of $754,264 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $461,211, respectively, of which an aggregate of $522,913 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the “Senior Loan”) in accordance with the secured term loan credit facility agreement. Interest on our tranche of the facility (the “ICON Loan”) is currently being capitalized. While our note receivable has not been paid in accordance with the secured term loan credit facility agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and the collateral value as of March 31, 2016, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Investment Manager is currently engaged in discussions with the senior lender and TMA to amend the facility and expects that payments to us will recommence in the near future.

Net investment in notes receivable consisted of the following:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

	March 31,	December 31,
	2016	2015
Principal outstanding (1)	$33,801,238	$34,214,368
Initial direct costs	1,348,933	1,519,922
Deferred fees	(292,484)	(322,621)
Credit loss reserve (2)	(5,397,913)	(5,397,913)
Net investment in notes receivable (3)	$29,459,774	$30,013,756
(1) As of March 31, 2016 and December 31, 2015, total principal outstanding related to our impaired loan of $5,178,776 was related to Ensaimada.
(2) As of March 31, 2016 and December 31, 2015, the credit loss reserve of $5,397,913 was related to Ensaimada.
(3) As of March 31, 2016 and December 31, 2015, net investment in note receivable related to our impaired loan was $0.

Credit loss allowance activities for the three months ended March 31, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$5,397,913
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of March 31, 2016	$5,397,913

Credit loss allowance activities for the three months ended March 31, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	362,666
Write-offs, net of recoveries	-
Allowance for credit loss as of March 31, 2015	$994,652

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2016	2015
Marine vessels	$81,651,931	$81,651,931
Photolithograph immersion scanner	79,905,122	79,905,122
Geotechnical drilling vessels	124,573,141	62,280,258
Leased equipment at cost	286,130,194	223,837,311
Less: accumulated depreciation	48,829,903	40,253,258
Leased equipment at cost, less accumulated depreciation	$237,300,291	$183,584,053

Depreciation expense was $8,576,645 and $8,078,356 for the three months ended March 31, 2016 and 2015, respectively.

Geotechnical Drilling Vessels

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

On December 23, 2015, a joint venture owned 75% by us, 15% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Investment Manager, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000.  The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) an advanced charter hire payment of $11,250,000. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel and therefore, such cash was included in our consolidated balance sheet at December 31, 2015. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000. The advanced charter hire payments were recorded at present value at inception in accordance with U.S. GAAP. The senior secured loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.95% per year, which was fixed at 4.117% after giving effect to the indirect subsidiaries’ interest rate swap agreements, and mature on December 31, 2020.

Photolithograph Immersion Scanner

On March 31, 2016, we were notified by Inotera Memories, Inc. (“Inotera”) that it will be exercising its option to purchase the photolithograph immersion scanner in or around November 2016.

(5)       Net Investment in Finance Leases

As of March 31, 2016 and December 31, 2015, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2016	2015
Minimum rents receivable	$70,714,048	$73,186,778
Estimated unguranteed residual values	2,127,162	2,127,162
Initial direct costs	975,934	1,066,616
Unearned income	(15,239,861)	(16,697,150)
Net investment in finance leases	$58,577,283	$59,683,406

(6)     Investment in Joint Ventures

On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 21% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), each an entity also managed by our Investment Manager, purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank (“Standard Chartered”) for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The subordinated credit facility is secured by a second priority security interest in all JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $12,296,208.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the facility. In addition, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence in 2015 as originally anticipated. Discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015.

As a result of these factors, during the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility and commenced recording credit losses. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Investment Manager has reassessed the collectability of the facility by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries.  During the year ended December 31, 2015, the joint venture recorded an aggregate credit loss of $31,637,426 related to JAC based on our Investment Manager’s quarterly collectability analyses, of which our share was $12,879,462. To the extent there was an indication that (i) the underlying investment in JAC owned by the joint venture may be impaired or (ii) our investment in the joint venture may be impaired, our Investment Manager assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that there was no impairment.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipates that a one-year tolling arrangement with JAC’s suppliers will be implemented during the first half of 2016 to allow JAC’s facility to recommence operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve if and when the facility recommences operations, our Investment Manager does not anticipate that JAC will make any payments to the joint venture while operating under the expected tolling arrangement. As of March 31, 2016, our Investment Manager updated its quarterly assessment of the joint venture’s ultimate collectability of the facility and determined that there was no new additional material information that would warrant a change to the recoverable amount determined as of December 31, 2015. An additional credit loss may be recorded in future periods based upon future developments of the receivership process or if the joint venture’s ultimate collectability of the facility results in less of a recovery from its current estimate. For the three months ended March 31, 2016 and 2015, the joint venture recognized finance income of $0 and $1,152,580, respectively, prior to the facility being considered impaired. As of March 31, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint venture was $5,365,776, and our total investment in the joint venture was $2,152,337.

                     Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Revenue	$-	$1,152,580
Net income	$-	$1,142,854
Our share of net income	$-	$439,979

On January 14, 2016, D&T Holdings, LLC (“D&T”) satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, the joint venture owned 27.5% by us recognized finance income of approximately $1,400,000, of which our share was approximately $385,000.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

(7)      Non-Recourse Long-Term Debt

As of March 31, 2016 and December 31, 2015, we had the following non-recourse long-term debt:

Counterparty	March 31, 2016	December 31, 2015	Maturity	Rate
ABN AMRO, Rabobank, NIBC	$91,000,000	$45,500,000	2020	4.117%*
DVB Bank America N.V.	38,645,833	39,750,000	2020	4.60%
DBS Bank (Taiwan) Ltd.	31,408,209	37,501,639	2016	2.55-6.51%
NIBC Bank N.V.	17,745,000	18,200,000	2018	LIBOR + 3.75%
DVB Bank SE	8,125,000	8,750,000	2019	4.997%
	186,924,042	149,701,639
Less: debt issuance costs	2,496,591	1,678,576
Total non-recourse long-term debt	$184,427,451	$148,023,063

*	The interest rate was fixed after giving effect to the interest rate swaps entered into on February 8, 2016 (see below).

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2016 and December 31, 2015, the total carrying value of assets subject to non-recourse long term debt was $281,677,552 and $228,696,073, respectively.

We, through two indirect subsidiaries, partly financed the acquisition of the Fugro Vessels by entering into a non-recourse loan agreement with ABN AMRO, Rabobank and NIBC in the aggregate amount of $91,000,000.  On December 24, 2015, $45,500,000 was drawn down from the loan for the acquisition of the Fugro Scout. On January 8, 2016, the remaining $45,500,000 was drawn down for the acquisition of the Fugro Voyager. The senior secured loans bear interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the indirect subsidiaries entered into interest rate swap agreements to effectively fix the variable interest rate at 4.117%.

At March 31, 2016, we were in compliance with the covenants related to our non-recourse long-term debt.

(8)      Revolving Line of Credit, Recourse

We have an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through May 30, 2017 of up to $12,500,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At March 31, 2016, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At March 31, 2016, we had $8,422,617 available under the Facility pursuant to the borrowing base.

(9)    Transactions with Related Parties

We paid distributions to our General Partner of $39,695 and $39,330 for the three months ended March 31, 2016 and 2015, respectively. Our General Partner’s interest in the net income attributable to us was $22,466 and $18,622 for the three months ended March 31, 2016 and 2015, respectively.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2016	2015
ICON Capital, LLC	Investment Manager	Management fees (1)	$285,922	$398,164
		Administrative expense
ICON Capital, LLC	Investment Manager	reimbursements (1)	330,562	402,887
Fund Fourteen	Noncontrolling interest	Interest expense (1)	102,369	101,162
			$718,853	$902,213

(1) Amount charged directly to operations.

 At March 31, 2016, we had a net payable of $2,982,580 due to our General Partner and affiliates that primarily consisted of a note payable of $2,608,146 and accrued interest of $30,320 due to Fund Fourteen related to its noncontrolling interest in a vessel, the Lewek Ambassador, and administrative expense reimbursements of $330,562 due to our Investment Manager. At December 31, 2015, we had a net payable of $5,682,643 due to our General Partner and affiliates that primarily consisted of a note payable of $2,614,691 and accrued interest of $30,396 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, and administrative expense reimbursements of $519,380 and acquisition fees of $2,437,500 due to our Investment Manager.

(10)       Derivative Financial Instruments

We may enter into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We enter into these instruments only for hedging underlying exposures. We do not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though we believe that these are effective economic hedges.

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

U.S. GAAP and relevant International Swaps and Derivatives Association, Inc. agreements permit a reporting entity that is a party to a master netting agreement to offset fair value amounts recognized for derivative instruments that have been offset under the same master netting agreement. We elected to present the fair value of derivative contracts on a gross basis on our consolidated balance sheets.

Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

interest payments from a counterparty in exchange for us making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

Counterparty Risk

We manage exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that we have with any individual bank and through the use of minimum credit quality standards for all counterparties. We do not require collateral or other security in relation to derivative financial instruments. Since it is our policy to enter into derivative contracts only with banks of internationally acknowledged standing and the fair value of our derivatives is in a liability position, we consider the counterparty risk to be remote.

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of March 31, 2016, the termination value would be $270,578.

Non-designated Derivatives

On February 8, 2016, we entered into two interest rate swaps with ABN AMRO that are not designated and not qualifying as cash flow hedges with an aggregate notional amount of $89,104,166. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges are recorded directly in earnings, which is included in loss on derivative financial instruments on our consolidated statements of operations.

We had no derivative financial instruments as of December 31, 2015. The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of March 31, 2016.

	Liability Derivatives

		March 31, 2016
	Balance Sheet Location	Fair Value

Derivatives not designated
as hedging instruments:
Interest rate swaps	Derivative financial instruments	$211,020

Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of operations for the three months ended March 31, 2016 of $282,894.

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

March 31, 2016

(unaudited)

•         Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

Financial Liabilities Measured on a Recurring Basis

Financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our Investment Manager’s assessment, on our behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the liabilities being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$211,020	$-	$211,020

Our interest rate swaps are valued using models based on readily observable market parameters for all substantial terms of such derivative financial instruments and are classified within Level 2. In accordance with U.S. GAAP, we use market prices and pricing models for fair value measurements of our derivative financial instruments.

Interest Rate Swaps

We utilize a model that incorporates common market pricing methods as well as underlying characteristics of the particular swap contract. Interest rate swaps are modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap curves and the payment rate on the fixed portion of the interest rate swap. Such inputs are classified within Level 2. Thereafter, we compare third party quotations received to our own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within our consolidated balance sheets.

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which includes fixed-rate notes receivable, fixed-rate non-recourse long-term debt, and seller’s credits, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, and the recorded value of our Facility approximates fair value due to their short-term maturities and/or variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on fixed-rate notes receivable was derived using discount rates ranging between 10.20% and 25.00% as of March 31, 2016. The fair value of the principal outstanding on fixed-rate non-recourse long-term debt and seller’s credits was derived using discount rates ranging between 3.76% and 4.93% as of March 31, 2016.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

	March 31, 2016
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$28,622,462	$30,099,166

Principal outstanding on fixed-rate non-recourse long-term debt	$171,787,188	$171,973,932

Seller's credits	$20,569,426	$20,818,322

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2016, we had restricted cash of  $3,358,901, which is presented within other assets in our consolidated balance sheets.

(13)   Subsequent Event

On April 5, 2016, two wholly-owned subsidiaries of Ardmore Shipholding Limited (collectively, “Ardmore”) exercised their options to purchase two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from two joint ventures each owned 55% by us for an aggregate purchase price of $26,990,000 in accordance with the bareboat charters. We used a portion of the proceeds from such sales to satisfy our non-recourse debt obligations with NIBC associated with the vessels.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2015:

Geotechnical Drilling Vessels

•          On December 23, 2015, a joint venture owned 75% by us, 15% by Fund Fourteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the Fugro Vessels from affiliates of Fugro for an aggregate purchase price of $130,000,000.  The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. The Fugro Scout was acquired in December 2015. On January 8, 2016, the Fugro Voyager was acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000. The advanced charter hire payment was recorded at present value at inception in accordance with U.S. GAAP. The senior secured loan matures on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans related to the Fugro Scout and the Fugro Voyager from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year.

     Trucks and Trailers

•          On January 14, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, the joint venture owned 27.5% by us recognized finance income of approximately $1,400,000, of which our share was approximately $385,000.

Subsequent Event

•          On April 5, 2016, Ardmore exercised its options to purchase the Ardmore Capella and the Ardmore Calypso from two joint ventures each owned 55% by us for an aggregate purchase price of $26,990,000 in accordance with the bareboat charters. We used a portion of the proceeds from such sales to satisfy our non-recourse debt obligations with NIBC associated with the vessels.

Recently Adopted Accounting Pronouncements

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which we adopted on January 1, 2016. The adoption of ASU 2015-01 did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which we adopted on January 1, 2016. The adoption of ASU 2015-02 did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In April 2015 and August 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements, respectively. We retrospectively adopted ASU 2015-03 as of March 31, 2016. Consequently, we reclassified $1,678,576 of debt issuance costs from other assets to non-recourse long-term debt on our consolidated balance sheet at December 31, 2015. In addition, we adopted ASU 2015-15 on January 1, 2016 and continue to present debt issuance costs associated with our revolving line of credit as other assets on our consolidated balance sheets.

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. In August 2015, FASB issued ASU 2015-14, Revenue from Contract with Customers – Deferral of the Effective Date, which defers implementation of ASU 2014-09 by one year.  ASU 2014-09 will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending after December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases, which will become effective for us on January 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which will become effective for us on January 1, 2017. The adoption of ASU 2016-05 is not expected to have a material effect on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which will become effective for us on January 1, 2017. The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2016		December 31, 2015
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Marine - product tankers	$27,084,444	31%	$27,594,109	31%
Platform supply vessels	20,793,307	24%	21,018,401	23%
Auto manufacturing equipment	14,200,022	16%	14,571,386	16%
Lubricant manufacturing and blending equipment	9,219,460	10%	9,242,900	10%
Vessel - tanker	7,245,928	8%	7,286,544	8%
Trailers	5,224,452	6%	5,236,929	6%
Marine - asphalt carrier	2,747,880	3%	3,180,680	4%
Rail support construction equipment	1,521,564	2%	1,566,213	2%
	$88,037,057	100%	$89,697,162	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Gallatin Marine Management, LLC	Platform supply vessel	22%	17%
Ardmore Shipholding Ltd.	Marine - product tankers	20%	15%
Challenge Mfg. Company, LLC	Automotive manufacturing equipment	18%	-
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	12%	9%
Ocean Product Tankers AS	Vessel - tanker	10%	7%
Varada Ten Pte. Ltd.	Oil field services equipment	-	30%
		82%	78%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of March 31, 2016 and December 31, 2015, the net carrying value of our impaired loan related to Ensaimada was $0. As result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan maturing in November 2016 and (iv) the fact that the current fair market value of the collateral is less than Ensaimada’s senior debt obligations, which have priority over our loan, our Investment Manager determined that the loan was impaired and  an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. We recognized finance income of $186,374 related to Ensaimada during the 2015 Quarter prior to the loan being considered impaired during the three months ended September 30, 2015. Accordingly, no finance income was recognized during the 2016 Quarter.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	March 31, 2016		December 31, 2015
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Geotechnical drilling vessels	$122,923,284	52%	$62,216,845	34%
Marine - container vessels	64,985,312	27%	66,254,246	36%
Photolithograph immersion scanner	49,391,695	21%	55,112,962	30%
	$237,300,291	100%	$183,584,053	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Inotera Memories, Inc.	Photolithograph immersion scanner	54%	61%
Fugro, N.V.	Geotechnical drilling vessels	26%	-
Hoegh Autoliners Shipping AS	Marine - container vessels	20%	23%
Murray Energy Corporation	Mining equipment	-	14%
		100%	98%

Impaired Assets within Operating Lease Transactions

As of March 31, 2015, the leased equipment related to Go Frac, LLC (“Go Frac”) was classified as assets held for sale on our consolidated balance sheets. As a result, during the 2015 Quarter, we recognized an impairment charge of $1,180,260 to write down the equipment to its estimated fair value, less cost to sell, of $4,019,740. Rental income of $210,782 was recognized with respect to the lease with Go Frac during the 2015 Quarter. On May 14, 2015, the equipment was sold.

Revenue and other income for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended March 31,
	2016	2015	Change
Finance income	$2,275,931	$3,266,323	$(990,392)
Rental income	12,229,504	10,801,214	1,428,290
Income from investment in joint ventures	664,898	656,006	8,892
Other loss	(107,818)	(281,375)	173,557
Total revenue and other income	$15,062,515	$14,442,168	$620,347

Total revenue and other income for the 2016 Quarter increased $620,347, or 4.3%, as compared to the 2015 Quarter. The increase in rental income was primarily due to new operating leases that we entered into with affiliates of Fugro subsequent to the 2015 Quarter, partially offset by a decrease in rental income due to the sale of equipment previously on lease to Murray Energy Corporation and certain of its affiliates (“Murray”) and Go Frac. The decrease in other loss was due to a favorable movement in foreign currency exchange rates related to our note receivable with Quattro Plant Limited, which is denominated in Pound Sterling. The decrease in finance income was primarily due to the prepayment of a secured term loan by Varada Ten Pte. Ltd. subsequent to the 2015 Quarter.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended March 31,
	2016	2015	Change
Management fees	$285,922	$398,164	$(112,242)
Administrative expense reimbursements	330,562	402,887	(72,325)
General and administrative	427,574	542,928	(115,354)
Interest	2,483,322	1,728,112	755,210
Depreciation	8,576,645	8,078,356	498,289
Loss on derivative financial instruments	282,894	-	282,894
Impairment loss	-	1,180,260	(1,180,260)
Credit loss	-	362,666	(362,666)
Total expenses	$12,386,919	$12,693,373	$(306,454)

Total expenses for the 2016 Quarter decreased $306,454, or 2.4%, as compared to the 2015 Quarter. The decrease in total expenses was primarily due to decreases in (a) impairment loss due to a loss recorded during the 2015 Quarter in connection with the equipment previously on lease to Go Frac with no comparable loss recorded in the 2016 Quarter, (b) credit loss due to a loss recorded related to VAS Aero Services, LLC during the 2015 Quarter with no comparable loss recorded during the 2016 Quarter and (c) general and administrative expenses due to lower tax expenses recorded in the 2016 Quarter primarily due to the sale of assets previously on lease to Murray subsequent to the 2015 Quarter. These decreases were partially offset by increases in (i) interest expense on our additional non-recourse long-term debt incurred for the purpose of acquiring the vessels on lease to affiliates of Fugro, (ii) depreciation expense on vessels acquired pursuant to the operating leases with affiliates of Fugro that we entered into subsequent to the 2015 Quarter, partially offset by the sale of equipment previously on lease to Murray and (iii) loss on derivative financial instruments due to entering into interest rate swap agreements related to our non-recourse long-term debt associated with the Fugro Vessels subsequent to the 2015 Quarter.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests changed by $542,458, from a net loss of $113,426 in the 2015 Quarter to net income of $429,032 in the 2016 Quarter. The increase was primarily due to (i) the recognition of an impairment loss during the 2015 Quarter related to our joint venture with ICON ECI Partners L.P., an entity also managed by our Investment Manager, and Fund Fourteen that owned the equipment previously on lease to Go Frac with no comparable loss recorded in the 2016 Quarter and (ii) entering into new investments in joint ventures subsequent to the 2015 Quarter.

Net Income Attributable to Fund Fifteen

As a result of the foregoing factors, net income attributable to us for the 2016 Quarter and the 2015 Quarter was $2,246,564 and $1,862,221, respectively. The net income attributable to us per weighted average Interest outstanding for the 2016 Quarter and the 2015 Quarter was $11.27 and $9.34, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2016 compared to December 31, 2015.

Total Assets

Total assets increased $38,438,221, from $311,890,234 at December 31, 2015 to $350,328,455 at March 31, 2016. The increase in total assets was primarily due to the acquisition of the Fugro Voyager during the 2016 Quarter that was partly financed through non-recourse long-term debt and seller’s credits, partially offset by depreciation on our leased equipment at cost, and the use of cash generated from our investments to (i) pay distributions to our partners and noncontrolling interests, (ii) repay our non-recourse long-term debt and (iii) pay certain liabilities due to our Investment Manager and third parties during the 2016 Quarter.

Total Liabilities

Total liabilities increased $40,102,727, from $170,190,154 at December 31, 2015 to $210,292,881 at March 31, 2016. The increase was primarily due to additional non-recourse long-term debt incurred and seller’s credits, each in connection with the acquisition of the Fugro Voyager during the 2016 Quarter. The increase was partially offset by payments made on certain of our related party payables during the 2016 Quarter.

Equity

Equity decreased $1,664,506, from $141,700,080 at December 31, 2015 to $140,035,574 at March 31, 2016. The decrease was primarily related to distributions paid to our partners and noncontrolling interests, partially offset by our net income in the 2016 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2016 and December 31, 2015, we had cash of $8,605,399 and $18,067,904, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of March 31, 2016, the cash reserve was $983,445. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. As of March 31, 2016, we had $8,422,617 available to us under the Facility pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

Operating Activities

Cash provided by operating activities increased $122,468, from $10,451,153 in the 2015 Quarter to $10,573,621 in the 2016 Quarter. The increase was primarily due to an increase in cash generated by our operating leases during the 2016 Quarter and timing of cash inflows related to other assets during the 2016 Quarter as compared to the 2015 Quarter, partially offset by an increase in cash used to pay certain related party payables and other liabilities during the 2016 Quarter.

Investing Activities

Cash flows from investing activities decreased $9,397,121, from a source of cash of $3,684,944 in the 2015 Quarter to a use of cash of $5,712,177 in the 2016 Quarter. The change was primarily due to (i) the purchase of the Fugro Voyager during the 2016 Quarter and (ii) a decrease in principal received on notes receivable due to the prepayment or sale of several notes receivable during or subsequent to the 2015 Quarter. The decrease was partially offset by an increase in distributions received from joint ventures in excess of profits and the release of previously restricted cash to pay down certain non-recourse long-term debt.

Financing Activities

Cash used in financing activities decreased $617,393, from $14,941,342 in the 2015 Quarter to $14,323,949 in the 2016 Quarter. The decrease was primarily due to a decrease in repayment of our non-recourse long-term debt in the 2016 Quarter, partially offset by an increase in the payment of debt financing costs related to additional non-recourse long-term debt incurred subsequent to the 2015 Quarter to acquire new assets on lease.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at March 31, 2016 and December 31, 2015 of $184,427,451 and $148,023,063, respectively, related to certain vessels, the Lewek Ambassador, the Hoegh Copenhagen, the Ardmore Capella, the Ardmore Calypso, the Fugro Scout and the Fugro Voyager, and photolithograph scanning equipment. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2016 and December 31, 2015, the total carrying value of assets subject to non-recourse long-term debt was $281,677,552 and $228,696,073, respectively.

At March 31, 2016, we were in compliance with the covenants related to our non-recourse long-term debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $39,695, $3,929,829 and $370,578 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2016 Quarter.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2016, we had restricted cash of  $3,358,901, which is presented within other assets in our consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2016, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended March 31, 2016.

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

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON ECI Fund Fifteen, L.P.

(Registrant)

By: ICON GP 15, LLC

      (General Partner of the Registrant)

May 10, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)