Form 10-Q
period 2016-06-30
ICON ECI FUND FIFTEEN, L.P.
filed 2016-08-10
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		June 30, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:		000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware		27-3525849
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York		10016
(Address of principal executive offices)		(Zip Code)
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
Yes o No ☑
Number of outstanding limited partnership interests of the registrant on August 5, 2016 is 197,385.

ICON ECI Fund Fifteen, L.P. Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 6
Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	33
Signatures	34

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Cash	$41,769,343	$18,067,904
Net investment in notes receivable	26,590,921	30,013,756
Leased equipment at cost (less accumulated depreciation of
$39,513,939 and $40,253,258, respectively)	164,964,324	183,584,053
Net investment in finance leases	19,327,507	59,683,406
Investment in joint ventures	4,521,153	13,209,019
Other assets	4,974,329	7,332,096
Total assets	$262,147,577	$311,890,234
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$118,049,009	$148,023,063
Derivative financial instruments	806,252	-
Due to General Partner and affiliates, net	2,934,346	5,682,643
Seller's credits	14,073,160	13,437,087
Deferred tax liabilities, net	260,512	-
Accrued expenses and other liabilities	1,808,076	3,047,361
Total liabilities	137,931,355	170,190,154

Commitments and contingencies (Note 13)

Equity:
Partners' equity:
Limited partners	117,431,265	123,445,636
General Partner	(581,003)	(520,252)
Total partners' equity	116,850,262	122,925,384
Noncontrolling interests	7,365,960	18,774,696
Total equity	124,216,222	141,700,080
Total liabilities and equity	$262,147,577	$311,890,234

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue and other income:
Finance income	$1,552,870	$2,675,548	$3,828,801	$5,941,871
Rental income	11,739,716	13,195,655	23,969,220	23,996,869
Loss from investment in joint ventures	(1,928,771)	(6,921,556)	(1,263,873)	(6,265,550)
Gain on sale of assets, net	-	983,474	-	983,474
Gain on sale of subsidiaries	1,492,965	-	1,492,965	-
Gain on sale of investment in joint venture	9,427	-	9,427	-
Other income (loss)	14,701	265,619	(93,117)	(15,756)
Total revenue and other income	12,880,908	10,198,740	27,943,423	24,640,908

Expenses:
Management fees	446,853	279,024	732,775	677,188
Administrative expense reimbursements	376,532	393,528	707,094	796,415
General and administrative	550,073	702,934	977,647	1,245,862
Interest	2,145,734	1,577,520	4,629,056	3,305,632
Depreciation	8,309,405	8,419,499	16,886,050	16,497,855
Loss on derivative financial instruments	715,991	-	998,885	-
Impairment loss	-	-	-	1,180,260
Credit loss	-	1,129,563	-	1,492,229
Total expenses	12,544,588	12,502,068	24,931,507	25,195,441
Income (loss) before income taxes	336,320	(2,303,328)	3,011,916	(554,533)
Income tax expense	260,512	-	260,512	-
Net income (loss)	75,808	(2,303,328)	2,751,404	(554,533)
Less: net income attributable to noncontrolling interests	418,588	1,647,264	847,620	1,533,838
Net (loss) income attributable to Fund Fifteen	$(342,780)	$(3,950,592)	$1,903,784	$(2,088,371)

Net (loss) income attributable to Fund Fifteen allocable to:
Limited partners	$(339,352)	$(3,911,086)	$1,884,746	$(2,067,487)
General Partner	(3,428)	(39,506)	19,038	(20,884)
	$(342,780)	$(3,950,592)	$1,903,784	$(2,088,371)

Weighted average number of limited partnership
interests outstanding	197,385	197,385	197,385	197,385
Net (loss) income attributable to Fund Fifteen per weighted average
limited partnership interest outstanding	$(1.72)	$(19.81)	$9.55	$(10.47)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited			Total
	Partnership	Limited	General	Partners'	Noncontrolling	Total
	Interests	Partners	Partner	Equity	Interests	Equity
Balance, December 31, 2015	197,385	$123,445,636	$(520,252)	$122,925,384	$18,774,696	$141,700,080

Net income	-	2,224,098	22,466	2,246,564	429,032	2,675,596
Distributions	-	(3,929,829)	(39,695)	(3,969,524)	(370,578)	(4,340,102)
Balance, March 31, 2016 (unaudited)	197,385	121,739,905	(537,481)	121,202,424	18,833,150	140,035,574

Net (loss) income	-	(339,352)	(3,428)	(342,780)	418,588	75,808
Distributions	-	(3,969,288)	(40,094)	(4,009,382)	(11,885,778)	(15,895,160)
Balance, June 30, 2016 (unaudited)	197,385	$117,431,265	$(581,003)	$116,850,262	$7,365,960	$124,216,222

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,751,404	$(554,533)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	473,250	636,365
Credit loss	-	1,492,229
Rental income paid directly to lenders by lessees	-	(1,835,311)
Rental income recovered from forfeited security deposit	-	(2,638,850)
Loss from investment in joint ventures	1,263,873	6,265,550
Depreciation	16,886,050	16,497,855
Impairment loss	-	1,180,260
Interest expense on non-recourse financing paid directly to lenders by lessees	-	194,799
Interest expense from amortization of debt financing costs	424,376	194,087
Interest expense from amortization of seller's credit	377,623	150,371
Other financial loss	862,492	30,180
Deferred income taxes	260,512	-
Gain on sale of assets, net	-	(983,474)
Paid-in-kind interest	3,128	17,931
Gain on sale of subsidiaries	(1,492,965)	-
Gain on sale of investment in joint venture	(9,427)	-
Changes in operating assets and liabilities:
Other assets	2,323,165	1,913,343
Deferred revenue	983,519	(286,514)
Due to General Partner and affiliates, net	(2,751,425)	(242,877)
Distributions from joint ventures	810,427	390,992
Accrued expenses and other liabilities	(946,379)	(1,945,127)
Net cash provided by operating activities	22,219,623	20,477,276
Cash flows from investing activities:
Proceeds from sale of leased equipment	-	710,434
Investment in joint ventures	(7,434)	(40,504)
Purchase of equipment	(9,875,000)	-
Principal received on finance leases	28,693,403	2,235,965
Principal received on notes receivable	3,081,934	3,235,473
Proceeds from sale of subsidiaries	32,559,221	-
Proceeds from sale of investment in joint venture	4,502,107	-
Change in restricted cash	16,566	-
Distributions received from joint ventures in excess of profits	2,128,320	386,164
Net cash provided by investing activities	61,099,117	6,527,532
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(37,675,789)	(18,361,344)
Payment of debt financing costs	(1,706,250)	(381,394)
Investments by noncontrolling interests	-	7,501
Distributions to noncontrolling interests	(12,256,356)	(1,038,312)
Repurchase of limited partnership interests	-	(59,139)
Distributions to partners	(7,978,906)	(7,953,469)
Net cash used in financing activities	(59,617,301)	(27,786,157)
Net increase (decrease) in cash	23,701,439	(781,349)
Cash, beginning of period	18,067,904	20,340,317
Cash, end of period	$41,769,343	$19,558,968

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,967,297	$1,877,999

Supplemental disclosure of non-cash investing and financing activities:
Vessel purchased with non-recourse long-term debt paid directly to seller	$45,500,000	$-
Vessel purchased with subordinated non-recourse financing provided by seller	$6,917,883	$-
Proceeds from sale of equipment paid directly to lender in settlement
of non-recourse long-term debt and interest	$-	$4,292,780
Principal and interest on non-recourse long-term debt
paid directly to lenders by lessees	$-	$1,835,311

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

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

June 30, 2016

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

Recently Adopted Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items.  We adopted ASU 2015-01 on January 1, 2016, which did not have an effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. We adopted ASU 2015-02 on January 1, 2016, which did not have an effect on our consolidated financial statements.

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

June 30, 2016

(unaudited)

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

In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The adoption of ASU 2016-05 becomes effective for us on January 1, 2017, including interim periods within that reporting period. An entity has the option to apply ASU 2016-05 on either a prospective basis or a modified retrospective basis. Early adoption is permitted. The adoption of ASU 2016-05 is not expected to have a material effect on our consolidated financial statements.

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

(3)       Net Investment in Notes Receivable

As of June 30, 2016 and December 31, 2015, we had investment in notes receivable on non-accrual status of $5,397,913, which had been fully reserved.

As of June 30, 2016 and December 31, 2015, our net investment in note receivable related to Ensaimada S.A. (“Ensaimada”) totaled $5,178,776, which was fully reserved as of December 31, 2015. The loan bears interest at 17% per year and matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by both N&P Shipping Co. (“N&P”), the parent company of Ensaimada, and by one of N&P’s shareholders.

As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan maturing in November 2016 and (iv) the fact that the current fair market value of the collateral is less than Ensaimada’s senior debt obligations, which have priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. For the three and six months ended June 30, 2016, we did not recognize any finance income. For the three and six months ended June 30, 2015, we recognized finance (loss) income of $(31,715) and $154,659, respectively, prior to the loan being considered impaired. The finance loss for the three months ended June 30, 2015 represents the amortization of initial direct costs. As of June 30, 2016 and December 31, 2015, our net investment in note receivable related to Ensaimada was $0.

As of June 30, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $713,885, respectively, of which an aggregate of $980,325 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $461,211, respectively, of which an aggregate of $522,913 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the “Senior Loan”) in accordance with the secured term loan credit facility agreement. Interest on our tranche of the facility (the “ICON Loan”) is currently being capitalized. While our note receivable has not been paid in accordance with the secured term loan credit facility agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and collateral value as of June 30, 2016, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Investment Manager is currently engaged in discussions with the senior lender and TMA to amend the facility and expects that payments to us will recommence in the near future.

Net investment in notes receivable consisted of the following:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

	June 30,	December 31,
	2016	2015
Principal outstanding (1)	$31,083,269	$34,214,368
Initial direct costs	1,167,358	1,519,922
Deferred fees	(261,793)	(322,621)
Credit loss reserve (2)	(5,397,913)	(5,397,913)
Net investment in notes receivable (3)	$26,590,921	$30,013,756
(1) As of June 30, 2016 and December 31, 2015, total principal outstanding related to our impaired loan of $5,178,776 was related to Ensaimada.
(2) As of June 30, 2016 and December 31, 2015, the credit loss reserve of $5,397,913 was related to Ensaimada.
(3) As of June 30, 2016 and December 31, 2015, net investment in note receivable related to our impaired loan was $0.

On May 20, 2016, Quattro Plant Limited (“Quattro”) satisfied its obligations in connection with a secured term loan scheduled to mature on August 1, 2016 by making a prepayment of £2,295,000 (US$3,312,139), comprised of all outstanding principal, accrued interest and a collateral fee payable in accordance with the loan agreement.

Credit loss allowance activities for the three months ended June 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2016	$5,397,913
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of June 30, 2016	$5,397,913

Credit loss allowance activities for the three months ended June 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2015	$994,652
Provisions	1,129,563
Write-offs, net of recoveries	(1,329,373)
Allowance for credit loss as of June 30, 2015	$794,842

Credit loss allowance activities for the six months ended June 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$5,397,913
Provisions	-
Write-offs, net of recoveries	-
Allowance for credit loss as of June 30, 2016	$5,397,913

Credit loss allowance activities for the six months ended June 30, 2015 were as follows:

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	1,492,229
Write-offs, net of recoveries	(1,329,373)
Allowance for credit loss as of June 30, 2015	$794,842

(4)       Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2016	2015
Marine vessels	$-	$81,651,931
Photolithograph immersion scanner	79,905,122	79,905,122
Geotechnical drilling vessels	124,573,141	62,280,258
Leased equipment at cost	204,478,263	223,837,311
Less: accumulated depreciation	39,513,939	40,253,258
Leased equipment at cost, less accumulated depreciation	$164,964,324	$183,584,053

Depreciation expense was $8,309,405 and $8,419,499 for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense was $16,886,050 and $16,497,855 for the six months ended June 30, 2016 and 2015, respectively.

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

Marine Vessels

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Hoegh, LLC (“ICON Hoegh”), a joint venture owned 80% by us and 20% by Fund Fourteen, for net sales proceeds of $21,007,515.  As a result, we recorded a gain on sale of $1,422,241, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Hoegh, the third party purchaser acquired ownership of the Hoegh Copenhagen, a car carrier vessel, which is on lease to Hoegh Autoliners Shipping AS (“Hoegh”), and assumed all outstanding senior debt obligations and the seller’s credit of $37,555,540 and $6,659,432, respectively, associated with such vessel. For the three and six months ended June 30, 2016, pre-tax income of ICON Hoegh was $457,190 and $1,084,897, respectively, of which the pre-tax income attributable to us was $365,752 and $867,917, respectively. For the three and six months ended June 30, 2015, pre-tax income of ICON Hoegh was $594,512 and $1,167,597, respectively, of which the pre-tax income attributable to us was $475,609 and $934,077, respectively.

(5)       Net Investment in Finance Leases

As of June 30, 2016 and December 31, 2015, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2016	2015
Minimum rents receivable	$24,846,001	$73,186,778
Estimated unguaranteed residual values	390,286	2,127,162
Initial direct costs	304,492	1,066,616
Unearned income	(6,213,272)	(16,697,150)
Net investment in finance leases	$19,327,507	$59,683,406

On April 5, 2016, two wholly-owned subsidiaries of Ardmore Shipholding Limited (collectively, “Ardmore”), in accordance with the terms of the bareboat charters scheduled to expire on April 3, 2018, exercised their options to purchase two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso, from two joint ventures, each owned 55% by us and 45% by Fund Fourteen, for an aggregate purchase price of $26,990,000.  In addition, Ardmore paid all break costs and legal fees incurred by us with respect to the sale of the vessels. No significant gain or loss was recorded as a result of these sales. A portion of the proceeds from the sale of the vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations of $17,942,074.

.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge III, LLC (“ICON Challenge III”), a joint venture owned 75% by us and 25% by Fund Sixteen, for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of $70,724, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Challenge III, the third party purchaser acquired ownership of certain stamping presses and miscellaneous support equipment used in the production of certain automobiles that are on lease to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”). For the three and six months ended June 30, 2016, pre-tax income of ICON Challenge III was $253,906 and $598,821, respectively, of which the pre-tax income attributable to us was $190,430 and $449,116, respectively.

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

June 30, 2016

(unaudited)

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

As a result of these factors, during the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility and commenced recording credit losses. During the three months ended June 30, 2015, the joint venture recorded a credit loss of $17,342,915, of which our share was $7,161,658. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Investment Manager has reassessed the collectability of the facility by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, the joint venture recorded an aggregate credit loss of $31,637,426 related to JAC based on our Investment Manager’s quarterly collectability analyses, of which our share was $12,879,462. Our Investment Manager also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that there was no impairment.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, that could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint venture’s facility. Based upon this reassessment, our Investment Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,146,310.  The joint venture did not recognize finance income for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the joint venture recognized finance income of $0 and $1,152,580, respectively, prior to the facility being considered impaired. As of June 30, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint venture was $0 and $5,365,776, respectively, and our total investment in the joint venture was $0 and $2,152,337, respectively.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$1,152,580
Net loss	$(5,399,546)	$(17,343,365)	$(5,399,546)	$(16,200,511)
Our share of net loss	$(2,159,715)	$(7,161,837)	$(2,159,715)	$(6,721,858)

On January 14, 2016, D&T Holdings, LLC (“D&T”) satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

transferred. As a result of the prepayment, the joint venture owned 27.5% by us recognized finance income of approximately $1,400,000, of which our share was approximately $385,000.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$-	$380,693	$1,491,704	$777,888
Net (loss) income	$(3,684)	$364,240	$1,480,497	$684,519
Our share of net (loss) income	$(1,013)	$100,901	$407,356	$189,693

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge, LLC (“ICON Challenge”), a joint venture owned 50% by us, 40% by Fund Fourteen and 10% by Fund Sixteen, for net sales proceeds of $9,004,214.  No significant gain or loss was recorded by us as a result of the sale. For the three and six months ended June 30, 2016, our share of pre-tax income recognized by ICON Challenge was $107,525 and $241,080, respectively.

(7)      Non-Recourse Long-Term Debt

As of June 30, 2016 and December 31, 2015, we had the following non-recourse long-term debt:

Counterparty	June 30, 2016	December 31, 2015	Maturity	Rate
ABN AMRO, Rabobank, NIBC	$87,208,334	$45,500,000	2020	4.117%*
DVB Bank America N.V.	-	39,750,000	2020	4.60%
DBS Bank (Taiwan) Ltd.	25,275,852	37,501,639	2016	2.55-6.51%
NIBC Bank N.V.	-	18,200,000	2018	LIBOR + 3.75%
DVB Bank SE	7,500,000	8,750,000	2019	4.997%
	119,984,186	149,701,639
Less: debt issuance costs	1,935,177	1,678,576
Total non-recourse long-term debt	$118,049,009	$148,023,063

*	The interest rate was fixed after giving effect to the interest rate swaps entered into on February 8, 2016 (see below).

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2016 and December 31, 2015, the total carrying value of assets subject to non-recourse long term debt was $181,821,405 and $228,696,073, respectively.

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

On April 5, 2016, simultaneously with our sale of the Ardmore Capella and the Ardmore Calypso, we satisfied in full the related outstanding non-recourse long-term debt obligations to NIBC of $17,942,074.

On June 8, 2016, as part of the sale of 100% of the limited liability company interests of ICON Hoegh, the unaffiliated third party purchaser assumed all outstanding senior debt obligations totaling $37,555,540 to DVB Bank America N.V. associated with the Hoegh Copenhagen.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

At June 30, 2016, we were in compliance with the covenants related to our non-recourse long-term debt.

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At June 30, 2016, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At June 30, 2016, we had $9,944,726 available under the Facility pursuant to the borrowing base.

(9)    Transactions with Related Parties

We paid distributions to our General Partner of $40,094 and $79,789 for the three and six months ended June 30, 2016, respectively. We paid distributions to our General Partner of $40,204 and $79,534 for the three and six months ended June 30, 2015, respectively. Additionally, our General Partner’s interest in the net (loss) income attributable to us was $(3,428) and $19,038 for the three and six months ended June 30, 2016, respectively. Our General Partner’s interest in the net loss attributable to us was $39,506 and $20,884 for the three and six months ended June 30, 2015, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended		Six Months Ended
			June 30,		June 30,
Entity	Capacity	Description	2016	2015	2016	2015
ICON Capital, LLC	Investment Manager	Management fees (1)	$446,853	$279,024	$732,775	$677,188
		Administrative expense
ICON Capital, LLC	Investment Manager	reimbursements (1)	376,532	393,528	707,094	796,415
Fund Fourteen	Noncontrolling interest	Interest expense (1)	102,221	102,558	204,590	203,720
			$925,606	$775,110	$1,644,459	$1,677,323

(1) Amount charged directly to operations.

 At June 30, 2016, we had a net payable of $2,934,346 due to our General Partner and affiliates that primarily consisted of a note payable of $2,611,276 and accrued interest of $129,410 due to Fund Fourteen related to its noncontrolling interest in a vessel, the Lewek Ambassador, and administrative expense reimbursements of $376,532 due to our Investment Manager. At December 31, 2015, we had a net payable of $5,682,643 due to our General Partner and affiliates that primarily consisted of a note payable of $2,614,691 and accrued interest of $30,396 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, and administrative expense reimbursements of $519,380 and acquisition fees of $2,437,500 due to our Investment Manager.

During the three months ended June 30, 2016, we sold our interests in certain of our subsidiaries and a joint venture to unaffiliated third parties. In connection with the sales, the third parties required that an affiliate of our Investment Manager provides bookkeeping and administrative services related to such assets for a fee.

(10)       Derivative Financial Instruments

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

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

Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives is to match the projected future cash flows with the underlying debt service. Each interest rate swap involves the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

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

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of June 30, 2016, the termination value would be $864,248.

Non-designated Derivatives

On February 8, 2016, we entered into two interest rate swaps with ABN AMRO that are not designated and not qualifying as cash flow hedges. As of June 30, 2016, the aggregate notional amount of the two interest rate swaps was $87,208,333. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges are recorded directly in earnings, which is included in loss on derivative financial instruments on our consolidated statements of operations.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

We had no derivative financial instruments as of December 31, 2015. The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of June 30, 2016.

	Liability Derivatives

		June 30, 2016
	Balance Sheet Location	Fair Value

Derivatives not designated
as hedging instruments:
Interest rate swaps	Derivative financial instruments	$806,252

Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of operations for the three and six months ended June 30, 2016 of $715,991 and $998,885, respectively.

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

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$-	$806,252	$-	$806,252

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

June 30, 2016

(unaudited)

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which includes fixed-rate notes receivable, fixed-rate non-recourse long-term debt, and seller’s credits, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, including the recorded value of our Facility, approximates fair value due to their short-term maturities and/or variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 10.20% and 25.00% as of June 30, 2016. The fair value of the principal outstanding on our fixed-rate non-recourse long-term debt and seller’s credits was derived using discount rates ranging between 4.12% and 4.79% as of June 30, 2016.

	June 30, 2016
	Carrying	Fair Value
	Amount	(Level 3)
Principal outstanding on fixed-rate notes receivable	$25,904,490	$26,427,656

Principal outstanding on fixed-rate non-recourse long-term debt	$122,595,462	$122,625,642

Seller's credits	$14,073,160	$14,073,160

(12)         Income Taxes

We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded for the partnership since the liability for these taxes is the responsibility of each of the individual partners rather than us. However, the Taiwan branch of our direct wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (the “Inotera Taiwan Branch”), is taxed as a corporation under the laws of Taiwan, Republic of China.  The Inotera Taiwan Branch uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a tax provision for tax liability or benefit generated from the Inotera Taiwan Branch. For the three and six months ended June 30, 2016, the income tax expense of $260,512 was related to deferred income tax expense.  As of June 30, 2016, we recorded net deferred tax liabilities of $260,512, which was comprised of a deferred tax liability of $722,486 related to depreciation and a deferred tax asset of $461,974 related to the net operating losses carryforward. We determined that no valuation allowances in relation to the net operating losses carryforward are required as it is more likely than not that the deferred tax asset will be recognized. The Inotera Taiwan Branch is subject to income tax examination for the 2014 tax year and subsequent tax years by the Taiwan tax authorities.

We have not identified any material uncertain tax positions as of June 30, 2016.

ICON ECI Fund Fifteen, L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

(13)   Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2016, we had restricted cash of  $3,733,434, which is presented within other assets in our consolidated balance sheets.

(14)   Subsequent Event

On August 9, 2016, Premier Trailer Leasing, Inc. (“Premier Trailer”) satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $5,163,889.

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

Marine Vessels

•          On April 5, 2016, Ardmore, in accordance with the terms of the bareboat charters scheduled to expire on April 3, 2018, exercised their options to purchase the Ardmore Capella and the Ardmore Calypso from two joint ventures, each owned 55% by us, for an aggregate purchase price of $26,990,000.  In addition, Ardmore paid all break costs and legal fees incurred by us with respect to the sale of the vessels. No significant gain or loss was recorded as a result of these sales. A portion of the proceeds from the sale of the vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations of $17,942,074.

•          On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Hoegh, a joint venture owned 80% by us, for net sales proceeds of $21,007,515. As a result, we recorded a gain on sale of $1,422,241, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Hoegh, the third party purchaser acquired ownership of the Hoegh Copenhagen, which is on lease to Hoegh, and assumed all outstanding senior debt obligations and the seller’s credit of $37,555,540 and $6,659,432, respectively, associated with such vessel.

Auto Manufacturing Equipment

•          On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge, a joint venture owned 50% by us, for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale.

•          On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge III, a joint venture owned 75% by us, for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of $70,724, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Challenge III, the third party purchaser acquired ownership of certain stamping presses and miscellaneous support equipment used in the production of certain automobiles that are on lease to Challenge.

Notes Receivable

•          On May 20, 2016, Quattro satisfied its obligations in connection with a secured term loan scheduled to mature on August 1, 2016 by making a prepayment of £2,295,000 (US$3,312,139), comprised of all outstanding principal, accrued interest and a collateral fee payable in accordance with the loan agreement.

•          In connection with our investment in joint venture related to JAC, in January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, that could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint venture’s facility. Based upon this reassessment, our Investment Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,146,310. The joint venture did not recognize finance income for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the joint venture recognized finance income of $0 and $1,152,580, respectively, prior to the facility being considered impaired. As of June 30, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint venture was $0 and $5,365,776, respectively, and our total investment in the joint venture was $0 and $2,152,337, respectively.

Subsequent Event

On August 9, 2016, Premier Trailer satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $5,163,889.

Recently Adopted Accounting Pronouncements

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which we adopted on January 1, 2016. The adoption of ASU 2015-01 did not have an effect on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which we adopted on January 1, 2016. The adoption of ASU 2015-02 did not have an effect on our consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2016		December 31, 2015
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Platform supply vessels	$20,357,571	44%	$21,018,401	23%
Lubricant manufacturing and blending equipment	9,196,020	20%	9,242,900	10%
Vessel - tanker	7,205,312	16%	7,286,544	8%
Trailers	5,211,975	11%	5,236,929	6%
Auto manufacturing equipment	2,470,426	5%	14,571,386	16%
Marine - asphalt carrier	1,477,124	4%	1,566,213	2%
Marine - product tankers	-	-	27,594,109	31%
Rail support construction equipment	-	-	3,180,680	4%
	$45,918,428	100%	$89,697,162	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Gallatin Marine Management, LLC	Platform supply vessel	31%	21%
Challenge Mfg. Company, LLC	Automotive manufacturing equipment	21%	-
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	18%	11%
Ocean Product Tankers AS	Vessel - tanker	14%	8%
Ardmore Shipholding Limited	Marine - product tankers	(6%) *	17%
Varada Ten Pte. Ltd.	Oil field services equipment	-	28%
		78%	85%

* A loss was recorded as a result of Ardmore's exercise of options to purchase the vessels from us, which resulted in a write off of the remaining initial direct costs.

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of June 30, 2016 and December 31, 2015, the net carrying value of our impaired loan related to Ensaimada was $0. As result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan maturing in November 2016 and (iv) the fact that the current fair market value of the collateral is less than Ensaimada’s senior debt obligations, which have priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. We recognized a finance loss of $31,715 related to Ensaimada during the 2015 Quarter prior to the loan being considered impaired during the three months ended September 30, 2015. Accordingly, no finance income was recognized during the 2016 Quarter.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	June 30, 2016		December 31, 2015
	Net	Percentage of	Net	Percentage of
	Carrying	Total Net	Carrying	Total Net
Asset Type	Value	Carrying Value	Value	Carrying Value
Geotechnical drilling vessels	$121,293,897	74%	$62,216,845	34%
Photolithograph immersion scanner	43,670,427	26%	55,112,962	30%
Marine - container vessel	-	-	66,254,246	36%
	$164,964,324	100%	$183,584,053	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Inotera Memories, Inc.	Photolithograph immersion scanner	56%	50%
Fugro, N.V.	Geotechnical drilling vessels	28%	-
Hoegh Autoliners Shipping AS	Marine - container vessel	16%	19%
Murray Energy Corporation	Mining equipment	-	11%
Go Frac, LLC	Oil field services equipment	-	20%
		100%	100%

Revenue and other income for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended June 30,
	2016	2015	Change
Finance income	$1,552,870	$2,675,548	$(1,122,678)
Rental income	11,739,716	13,195,655	(1,455,939)
Loss from investment in joint ventures	(1,928,771)	(6,921,556)	4,992,785
Gain on sale of assets, net	-	983,474	(983,474)
Gain on sale of subsidiaries	1,492,965	-	1,492,965
Gain on sale of investment in joint venture	9,427	-	9,427
Other income	14,701	265,619	(250,918)
Total revenue and other income	$12,880,908	$10,198,740	$2,682,168

Total revenue and other income for the 2016 Quarter increased $2,682,168, or 26.3%, as compared to the 2015 Quarter. The decrease in loss from investment in joint ventures was primarily due to a lower credit loss recorded related to JAC in the 2016 Quarter as compared to the 2015 Quarter.  The gain on sale of subsidiaries recorded during the 2016 Quarter was due to the sale of interests of ICON Hoegh and ICON Challenge III to unaffiliated third parties with no comparable gain recorded during the 2015 Quarter. The decrease in rental income was primarily due to the (i) application of a forfeited security deposit against lease payments owed by Go Frac, LLC (“Go Frac”) during the 2015 Quarter, (ii) sale of equipment previously on lease to Murray Energy Corporation and certain of its affiliates (collectively, “Murray”) in 2015 and (iii) sale of interests of ICON Hoegh on June 8, 2016, partially offset by additional rental income generated from new operating leases with affiliates of Fugro that we entered into subsequent to the 2015 Quarter.  The decrease in finance income was primarily due to the prepayment of a secured term loan by Varada Ten Pte. Ltd. (“Varada”) and the sale of two vessels to Ardmore subsequent to the 2015 Quarter. The gain on sale of assets in the 2015 Quarter was related to the sale of equipment previously on lease to Go Frac with no comparable gain recorded in the 2016 Quarter.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended June 30,
	2016	2015	Change
Management fees	$446,853	$279,024	$167,829
Administrative expense reimbursements	376,532	393,528	(16,996)
General and administrative	550,073	702,934	(152,861)
Interest	2,145,734	1,577,520	568,214
Depreciation	8,309,405	8,419,499	(110,094)
Loss on derivative financial instruments	715,991	-	715,991
Credit loss	-	1,129,563	(1,129,563)
Total expenses	$12,544,588	$12,502,068	$42,520

Total expenses for the 2016 Quarter increased $42,520, or 0.3%, as compared to the 2015 Quarter. The increase in total expenses was primarily due to increases in (a) loss on derivative financial instruments due to the interest rate swaps that we entered into subsequent to the 2015 Quarter, (b) interest expense due to our additional non-recourse long-term debt incurred for the purpose of acquiring the Fugro Vessels and (c) management fees primarily due to prepayments by Quattro and D&T in 2016. These increases were partially offset by (i) the credit loss recorded during the 2015 Quarter related to VAS Aero Services, LLC (“VAS”) and Ensaimada with no comparable loss recorded during the 2016 Quarter, (ii) a decrease in general and administrative expenses due to lower tax expenses recorded in the 2016 Quarter primarily due to the sale of assets previously on lease to Go Frac during the 2015 Quarter, partially offset by the write off of a remarketing fee payable related to Murray during the 2015 Quarter and (iii) a decrease in depreciation due to the sale of equipment previously on lease to Murray and the sale of the Hoegh Copenhagen through the sale of interests of ICON Hoegh to an unaffiliated third party purchaser, partially offset by an increase in depreciation due to the acquisition of the Fugro Vessels subsequent to the 2015 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $1,228,676, from $1,647,264 in the 2015 Quarter to $418,588 in the 2016 Quarter. The decrease was primarily due to no income recognized in the 2016 Quarter from our consolidated joint venture that owned the equipment that was previously on lease to Go Frac. The equipment was sold at an auction during the 2015 Quarter after Go Frac ceased operations. The decrease was partially offset by a gain on sale of interests in ICON Hoegh, also a consolidated joint venture, during the 2016 Quarter.

Net Loss Attributable to Fund Fifteen

As a result of the foregoing factors, net loss attributable to us for the 2016 Quarter and the 2015 Quarter was $342,780 and $3,950,592, respectively. The net loss attributable to us per weighted average Interest outstanding for the 2016 Quarter and the 2015 Quarter was $1.72 and $19.81, respectively.

Results of Operations for the Six Months Ended June 30, 2016 (the “2016 Period”) and 2015 (the “2015 Period”)

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

Financing Transactions

During the 2016 Period and the 2015 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Period	2015 Period
Gallatin Marine Management, LLC	Platform supply vessel	26%	19%
Challenge Mfg. Company, LLC	Automotive manufacturing equipment	20%	-
Lubricating Specialties Company	Lubricating manufacturing and blending equipment	15%	10%
Ocean Product Tankers AS	Vessel - tanker	12%	-
Ardmore Shipholding Limited	Marine - product tankers	10%	16%
Varada Ten Pte. Ltd.	Oil field services equipment	-	29%
		83%	74%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of June 30, 2016 and December 31, 2015, the net carrying value of our impaired loan related to Ensaimada was $0. As result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan maturing in November 2016 and (iv) the fact that the current fair market value of the collateral is less than Ensaimada’s senior debt obligations, which have priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. We recognized a finance loss of $154,659 related to Ensaimada during the 2015 Period prior to the loan being considered impaired during the three months ended September 30, 2015. Accordingly, no finance income was recognized during the 2016 Period.

Operating Lease Transactions

During the 2016 Period and the 2015 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Period	2015 Period
Inotera Memories, Inc.	Photolithograph immersion scanner	55%	55%
Fugro, N.V.	Geotechnical drilling vessels	27%	-
Hoegh Autoliners Shipping AS	Marine - container vessel	18%	21%
Murray Energy Corporation	Mining equipment	-	12%
Go Frac, LLC	Oil field services equipment	-	12%
		100%	100%

Revenue and other income for the 2016 Period and the 2015 Period is summarized as follows:

	Six Months Ended June 30,
	2016	2015	Change
Finance income	$3,828,801	$5,941,871	$(2,113,070)
Rental income	23,969,220	23,996,869	(27,649)
Loss from investment in joint ventures	(1,263,873)	(6,265,550)	5,001,677
Gain on sale of assets, net	-	983,474	(983,474)
Gain on sale of subsidiaries	1,492,965	-	1,492,965
Gain on sale of investment in joint venture	9,427	-	9,427
Other loss	(93,117)	(15,756)	(77,361)
Total revenue and other income	$27,943,423	$24,640,908	$3,302,515

Total revenue and other income for the 2016 Period increased $3,302,515, or 13.4%, as compared to the 2015 Period. The decrease in loss from investment in joint ventures was primarily due to a lower credit loss recorded related to JAC in the 2016 Period as compared to the 2015 Period.  The gain on sale of subsidiaries recorded during the 2016 Period was due to the sale of interests of ICON Hoegh and ICON Challenge III to unaffiliated third parties with no comparable gain recorded during the 2015 Period. The decrease in finance income was primarily due to the prepayment of a secured term loan by Varada and the sale of two vessels to Ardmore subsequent to the 2015 Period, partially offset by the new finance lease that we entered into with Challenge subsequent to the 2015 Period. The gain on sale of assets in the 2015 Period was related to the sale of equipment previously on lease to Go Frac with no comparable gain recorded during the 2016 Period.

Expenses for the 2016 Period and the 2015 Period are summarized as follows:

	Six Months Ended June 30,
	2016	2015	Change
Management fees	$732,775	$677,188	$55,587
Administrative expense reimbursements	707,094	796,415	(89,321)
General and administrative	977,647	1,245,862	(268,215)
Interest	4,629,056	3,305,632	1,323,424
Depreciation	16,886,050	16,497,855	388,195
Loss on derivative financial instruments	998,885	-	998,885
Impairment loss	-	1,180,260	(1,180,260)
Credit loss	-	1,492,229	(1,492,229)
Total expenses	$24,931,507	$25,195,441	$(263,934)

Total expenses for the 2016 Period decreased $263,934, or 1.0%, as compared to the 2015 Period. The decrease in total expenses was primarily due to (i) the credit loss recorded during the 2015 Period related to VAS and Ensaimada with no comparable loss recorded during the 2016 Period, (ii) the impairment loss recorded during the 2015 Period related to the equipment previously on lease to Go Frac with no comparable loss recorded during the 2016 Period and (iii) the decrease in general and administrative expenses due primarily to lower tax expenses recorded in the 2016 Period as a result of the sale of assets previously on lease to Go Frac and Murray during or subsequent to the 2015 Period, partially offset by the write off of a remarketing fee payable related to Murray that was recorded in the 2015 Period. These decreases were partially offset by increases in (a) interest expense due to our additional non-recourse long-term debt incurred for the purpose of acquiring the Fugro Vessels, partially offset by repayments of certain of our debt obligations, and the assumption of our debt obligations related to ICON Hoegh, each during the 2016 Period, (b) loss on derivative financial instruments due to the interest rate swaps that we entered into subsequent to the 2015 Period and (c) depreciation expense due to the acquisition of the Fugro Vessels subsequent to the 2015 Period, partially offset by the sale of equipment previously on lease to Murray in October 2015.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $686,218, from $1,533,838 in the 2015 Period to $847,620 in the 2016 Period. The decrease was primarily due to no income recognized in the 2016 Period from our consolidated joint venture that owned the equipment that was previously on lease to Go Frac. The equipment was sold at an auction during the 2015 Period after Go Frac ceased operations. The decrease was partially offset by a gain on sale of interests in ICON Hoegh, also a consolidated joint venture, during the 2016 Period.

Net Income (loss) Attributable to Fund Fifteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2016 Period and the 2015 Period was $1,903,784 and $(2,088,371), respectively. The net income (loss) attributable to us per weighted average Interest outstanding for the 2016 Period and the 2015 Period was $9.55 and $(10.47), respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2016 compared to December 31, 2015.

Total Assets

Total assets decreased $49,742,657, from $311,890,234 at December 31, 2015 to $262,147,577 at June 30, 2016. The decrease in total assets was primarily due to depreciation on our leased equipment at cost and the use of cash generated from our investments to (i) pay distributions to our partners and noncontrolling interests, (ii) repay our non-recourse long-term debt and (iii) pay certain liabilities due to our Investment Manager and third parties during the 2016 Period. The decrease was partially offset by the acquisition of the Fugro Voyager during the 2016 Period that was partly financed through non-recourse long-term debt and seller’s credits.

Total Liabilities

Total liabilities decreased $32,258,799, from $170,190,154 at December 31, 2015 to $137,931,355 at June 30, 2016. The decrease was primarily due to (i) the assumption of our debt obligations by an unaffiliated third party purchaser as a result of the sale of the interests in ICON Hoegh and the repayment of our debt obligations related to Ardmore, partially offset by the additional non-recourse debt and seller’s credit incurred in connection with the acquisition of the Fugro Voyager during the 2016 Period and (ii) a pay down of certain payables during the 2016 Period. These decreases were partially offset by the interest rate swaps that we entered into during the 2016 Period, which were in an unfavorable position as of June 30, 2016, and the recognition of deferred tax liabilities related to the Inotera Taiwan Branch during the 2016 Period.

Equity

Equity decreased $17,483,858, from $141,700,080 at December 31, 2015 to $124,216,222 at June 30, 2016. The decrease was primarily related to distributions paid to our partners and noncontrolling interests, partially offset by our net income in the 2016 Period.

Liquidity and Capital Resources

Summary

At June 30, 2016 and December 31, 2015, we had cash of $41,769,343 and $18,067,904, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of June 30, 2016, the cash reserve was $983,445. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. As of June 30, 2016, we had $9,944,726 available to us under the Facility pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

Operating Activities

Cash provided by operating activities increased $1,742,347, from $20,477,276 in the 2015 Period to $22,219,623 in the 2016 Period. The increase was due to the timing of certain collections of our income and payments of our expenses during the 2016 Period as compared to the 2015 Period.

Investing Activities

Cash provided by investing activities increased $54,571,585, from $6,527,532 in the 2015 Period to $61,099,117 in the 2016 Period. The increase was primarily due to (i) proceeds received from the sale of certain subsidiaries and a joint venture to unaffiliated third parties and (ii) proceeds received from the sale of two vessels to Ardmore, each during the 2016 Period with no comparable sales during the 2015 Period. The increase was partially offset by cash used to acquire the Fugro Voyager during the 2016 Period.

Financing Activities

Cash used in financing activities increased $31,831,144, from $27,786,157 in the 2015 Period to $59,617,301 in the 2016 Period. The increase was primarily due to increases in (i) the repayment of our non-recourse long-term debt in the 2016 Period primarily due to the satisfaction of our debt obligations related to the Ardmore Capella and the Ardmore Calypso and scheduled payments on our additional non-recourse long-term debt incurred subsequent to the 2015 Period to acquire the Fugro Vessels, (ii) distributions to noncontrolling interests primarily due to the sale of interests of ICON Hoegh and ICON Challenge III to unaffiliated third parties and (iii) the payment of debt financing costs related to the Fugro Vessels.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at June 30, 2016 and December 31, 2015 of $118,049,009 and $148,023,063, respectively, related to certain vessels, the Lewek Ambassador, the Fugro Scout and the Fugro Voyager, and photolithograph scanning equipment. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2016 and December 31, 2015, the total carrying value of assets subject to non-recourse long-term debt was $181,821,405 and $228,696,073, respectively.

At June 30, 2016, we were in compliance with the covenants related to our non-recourse long-term debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $79,789, $7,899,117 and $12,256,356 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2016 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2016, we had restricted cash of  $3,733,434, which is presented within other assets in our consolidated balance sheets.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2016, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended June 30, 2016.

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

August 9, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)