Form 10-Q
period 2016-09-30
ICON ECI FUND FIFTEEN, L.P.
filed 2016-11-14
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2016

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
☐ Yes  ☑ No

Number of outstanding limited partnership interests of the registrant on November 7, 2016 is 197,385.

ICON ECI Fund Fifteen, L.P.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash	$45,408,856	$18,067,904
Net investment in notes receivable	21,269,867	30,013,756
Leased equipment at cost (less accumulated depreciation of
$46,861,493 and $40,253,258, respectively)	157,616,770	183,584,053
Net investment in finance leases	18,425,342	59,683,406
Investment in joint ventures	4,483,761	13,209,019
Other assets	5,769,309	7,332,096
Total assets	$252,973,905	$311,890,234
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$109,536,579	$148,023,063
Derivative financial instruments	168,380	—
Due to General Partner and affiliates, net	3,015,547	5,682,643
Seller's credits	14,201,748	13,437,087
Deferred tax liabilities, net	276,454	—
Accrued expenses and other liabilities	1,740,980	3,047,361
Total liabilities	128,939,688	170,190,154

Commitments and contingencies (Note 13)

Equity:
Partners' equity:
Limited partners	116,938,226	123,445,636
General Partner	(585,983)	(520,252)
Total partners' equity	116,352,243	122,925,384
Noncontrolling interests	7,681,974	18,774,696
Total equity	124,034,217	141,700,080
Total liabilities and equity	$252,973,905	$311,890,234

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue and other income:
Finance income	$1,265,896	$1,619,614	$5,094,697	$7,561,485
Rental income	9,881,522	10,556,802	33,850,742	34,553,671
Income (loss) from investment in joint ventures	109,866	(3,239,186)	(1,154,007)	(9,504,736)
Gain on sale of assets, net	—	—	—	983,474
Gain on sale of subsidiaries	—	—	1,492,965	—
Gain on sale of investment in joint venture	—	—	9,427	—
Other income (loss)	36,520	(145,059)	(56,597)	(160,815)
Total revenue and other income	11,293,804	8,792,171	39,237,227	33,433,079

Expenses:
Management fees	166,269	898,498	899,044	1,575,686
Administrative expense reimbursements	372,146	375,157	1,079,240	1,171,572
General and administrative	466,027	356,687	1,443,674	1,602,549
Interest	1,621,621	1,549,116	6,250,677	4,854,748
Depreciation	7,347,554	8,419,497	24,233,604	24,917,352
(Gain) loss on derivative financial instruments	(518,437)	—	480,448	—
Impairment loss	—	—	—	1,180,260
Credit loss	—	946,879	—	2,439,108
Total expenses	9,455,180	12,545,834	34,386,687	37,741,275
Income (loss) before income taxes	1,838,624	(3,753,663)	4,850,540	(4,308,196)
Income tax expense	15,942	—	276,454	—
Net income (loss)	1,822,682	(3,753,663)	4,574,086	(4,308,196)
Less: net income attributable to noncontrolling interests	316,014	302,936	1,163,634	1,836,774
Net income (loss) attributable to Fund Fifteen	$1,506,668	$(4,056,599)	$3,410,452	$(6,144,970)

Net income (loss) attributable to Fund Fifteen allocable to:
Limited partners	$1,491,601	$(4,016,033)	$3,376,347	$(6,083,520)
General Partner	15,067	(40,566)	34,105	(61,450)
	$1,506,668	$(4,056,599)	$3,410,452	$(6,144,970)

Weighted average number of limited partnership interests outstanding	197,385	197,385	197,385	197,385
Net income (loss) attributable to Fund Fifteen per weighted average limited partnership interest outstanding	$7.56	$(20.35)	$17.11	$(30.82)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	197,385	$123,445,636	$(520,252)	$122,925,384	$18,774,696	$141,700,080

Net income	—	2,224,098	22,466	2,246,564	429,032	2,675,596
Distributions	—	(3,929,829)	(39,695)	(3,969,524)	(370,578)	(4,340,102)
Balance, March 31, 2016 (unaudited)	197,385	121,739,905	(537,481)	121,202,424	18,833,150	140,035,574

Net (loss) income	—	(339,352)	(3,428)	(342,780)	418,588	75,808
Distributions	—	(3,969,288)	(40,094)	(4,009,382)	(11,885,778)	(15,895,160)
Balance, June 30, 2016 (unaudited)	197,385	117,431,265	(581,003)	116,850,262	7,365,960	124,216,222

Net income	—	1,491,601	15,067	1,506,668	316,014	1,822,682
Distributions	—	(1,984,640)	(20,047)	(2,004,687)	—	(2,004,687)
Balance, September 30, 2016 (unaudited)	197,385	$116,938,226	$(585,983)	$116,352,243	$7,681,974	$124,034,217

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$4,574,086	$(4,308,196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	779,500	1,545,751
Credit loss	—	2,439,108
Rental income paid directly to lenders by lessees	—	(2,652,753)
Rental income recovered from forfeited security deposit	—	(2,638,850)
Loss from investment in joint ventures	1,154,007	9,504,736
Depreciation	24,233,604	24,917,352
Impairment loss	—	1,180,260
Interest expense on non-recourse financing paid directly to lenders by lessees	—	206,644
Interest expense from amortization of debt financing costs	609,796	289,960
Interest expense from amortization of seller's credit	506,211	224,006
Other financial loss	224,620	199,743
Deferred income taxes	276,454	—
Gain on sale of assets, net	—	(983,474)
Paid-in-kind interest	3,128	17,931
Gain on sale of subsidiaries	(1,492,965)	—
Gain on sale of investment in joint venture	(9,427)	—
Changes in operating assets and liabilities:
Other assets	1,522,085	2,078,982
Deferred revenue	990,866	(367,279)
Due to General Partner and affiliates, net	(2,670,224)	(73,608)
Distributions from joint ventures	852,962	735,410
Accrued expenses and other liabilities	(1,020,822)	(1,899,577)
Net cash provided by operating activities	30,533,881	30,416,146
Cash flows from investing activities:
Proceeds from sale of leased equipment	—	710,434
Investment in joint ventures	(11,145)	(5,035,761)
Purchase of equipment	(9,875,000)	(2,705,087)
Principal received on finance leases	29,574,370	3,258,950
Principal received on notes receivable	8,117,936	21,468,964
Proceeds from sale of subsidiaries	32,559,221	—
Proceeds from sale of investment in joint venture	4,502,107	—
Change in restricted cash	17,185	—
Distributions received from joint ventures in excess of profits	2,236,754	812,022
Net cash provided by investing activities	67,121,428	18,509,522
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(46,368,158)	(26,561,823)
Payment of debt financing costs	(1,706,250)	(381,394)
Investments by noncontrolling interests	—	7,501
Distributions to noncontrolling interests	(12,256,356)	(1,423,405)
Repurchase of limited partnership interests	—	(59,139)
Distributions to partners	(9,983,593)	(11,973,907)
Net cash used in financing activities	(70,314,357)	(40,392,167)
Net increase in cash	27,340,952	8,533,501
Cash, beginning of period	18,067,904	20,340,317
Cash, end of period	$45,408,856	$28,873,818

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,276,832	$2,081,045

Supplemental disclosure of non-cash investing and financing activities:
Vessel purchased with non-recourse long-term debt paid directly to seller	$45,500,000	$—
Vessel purchased with subordinated non-recourse financing provided by seller	$6,917,883	$—
Proceeds from sale of equipment paid directly to lender in settlement of non-recourse long-term debt and interest	$—	$4,292,780
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$—	$2,652,753

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
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
September 30, 2016
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
September 30, 2016
(unaudited)

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

(3)    Net Investment in Notes Receivable
As of September 30, 2016 and December 31, 2015, we had net investment in notes receivable on non-accrual status of $5,397,913, which had been fully reserved.
As of September 30, 2016 and December 31, 2015, our net investment in note receivable related to Ensaimada S.A. (“Ensaimada”) totaled $5,397,913, which was fully reserved as of December 31, 2015. The loan bears interest at 17% per year and matures in November 2016. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by both N&P Shipping Co. (“N&P”), the parent company of Ensaimada, and by one of N&P’s shareholders.
As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan maturing in November 2016 and (iv) the fact that the current fair market value of the collateral is less than Ensaimada’s senior debt obligations, which have priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. For the three and nine months ended September 30, 2016, we did not recognize any finance income. For the three and nine months ended September 30, 2015, we recognized finance income of $0 and $154,659 (of which $99,970 was recognized on a cash basis), respectively, prior to the loan being considered impaired. As of September 30, 2016 and December 31, 2015, our net investment in note receivable related to Ensaimada was $0.
As of September 30, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $835,656, respectively, of which an aggregate of $1,156,790 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $461,211, respectively, of which an aggregate of $522,913 was over 90 days past due. TMA is in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the “Senior Loan”) in accordance with the secured term loan credit facility agreement. Interest on our tranche of the facility (the “ICON Loan”) is currently being capitalized. While our note receivable has not been paid in accordance with the secured term loan credit facility agreement, our collateral position has been strengthened as the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and estimated collateral value as of September 30, 2016, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. In January 2016, the remaining two previously unchartered vessels had commenced employment. As a result, our Investment Manager is currently engaged in discussions with the senior lender and TMA to amend the facility.

As of September 30, 2016, our net investment in note receivable and accrued interest related to Lubricating Specialties Company (“LSC”) totaled $9,172,323 and $723,093, respectively, of which an aggregate of $352,625 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to LSC totaled $9,242,900 and $310,500, respectively, of which no amount was past due. Our Investment Manager engaged in discussions with LSC management during which it was advised that the liquidity constraints being experienced by LSC is temporary.  In addition, LSC management acknowledged its outstanding debt obligations under the loan and the commencement of default interest accruing on such outstanding debt pursuant to the loan agreement. Based on, among other things, the value of the collateral, our Investment Manager continues to believe that all contractual interest and outstanding principal payments are collectible. As a result, we continue to account for our net investment in note receivable related to LSC on an accrual basis despite a portion of the outstanding balance being over 90 days past due.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Net investment in notes receivable consisted of the following:

	September 30, 2016	December 31, 2015
Principal outstanding (1)	$26,047,266	$34,214,368
Initial direct costs	789,128	1,519,922
Deferred fees	(168,614)	(322,621)
Credit loss reserve (2)	(5,397,913)	(5,397,913)
Net investment in notes receivable (3)	$21,269,867	$30,013,756

(1)As of September 30, 2016 and December 31, 2015, total principal outstanding related to our impaired loan of $5,178,776 was related to Ensaimada.
(2)As of September 30, 2016 and December 31, 2015, the credit loss reserve of $5,397,913 was related to Ensaimada.
(3)As of September 30, 2016 and December 31, 2015, net investment in note receivable related to our impaired loan was $0.

On May 20, 2016, Quattro Plant Limited (“Quattro”) satisfied its obligations in connection with a secured term loan scheduled to mature on August 1, 2016 by making a prepayment of £2,295,000 (US$3,312,139), comprised of all outstanding principal, accrued interest and a collateral fee payable in accordance with the loan agreement.

On August 9, 2016, Premier Trailer Leasing, Inc. ("Premier Trailer") satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $5,163,889, comprised of all outstanding principal, accrued interest and a prepayment fee of $100,000. The prepayment fee was recognized as additional finance income.

Credit loss allowance activities for the three months ended September 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2016	$5,397,913
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2016	$5,397,913

Credit loss allowance activities for the three months ended September 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2015	$794,842
Provisions	946,879
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2015	$1,741,721

Credit loss allowance activities for the nine months ended September 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$5,397,913
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2016	$5,397,913

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Credit loss allowance activities for the nine months ended September 30, 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	2,439,108
Write-offs, net of recoveries	(1,329,373)
Allowance for credit loss as of September 30, 2015	$1,741,721

(4)    Leased Equipment at Cost
Leased equipment at cost consisted of the following:

	September 30, 2016	December 31, 2015
Marine vessels	$—	$81,651,931
Photolithograph immersion scanner	79,905,122	79,905,122
Geotechnical drilling vessels	124,573,141	62,280,258
Leased equipment at cost	204,478,263	223,837,311
Less: accumulated depreciation	46,861,493	40,253,258
Leased equipment at cost, less accumulated depreciation	$157,616,770	$183,584,053

Depreciation expense was $7,347,554 and $8,419,497 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense was $24,233,604 and $24,917,352 for the nine months ended September 30, 2016 and 2015, respectively.

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
Photolithograph Immersion Scanner
On March 31, 2016, we were notified by Inotera Memories, Inc. that it will be exercising its option to purchase the photolithograph immersion scanner on or about November 30, 2016.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Marine Vessels
On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Hoegh, LLC (“ICON Hoegh”), a joint venture owned 80% by us and 20% by Fund Fourteen, for net sales proceeds of $21,007,515.  As a result, we recorded a gain on sale of $1,422,241, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Hoegh, the third party purchaser acquired ownership of the Hoegh Copenhagen, a car carrier vessel, which is on lease to Hoegh Autoliners Shipping AS (“Hoegh”), and assumed all outstanding senior debt obligations and the seller’s credit of $37,555,540 and $6,659,432, respectively, associated with such vessel. For the three and nine months ended September 30, 2016, pre-tax income of ICON Hoegh was $0 and $1,084,897, respectively, of which the pre-tax income attributable to us was $0 and $867,917, respectively. For the three and nine months ended September 30, 2015, pre-tax income of ICON Hoegh was $575,770 and $1,743,367, respectively, of which the pre-tax income attributable to us was $460,616 and $1,394,693, respectively.

(5)    Net Investment in Finance Leases
As of September 30, 2016 and December 31, 2015, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	September 30, 2016	December 31, 2015
Minimum rents receivable	$23,408,628	$73,186,778
Estimated unguaranteed residual values	390,286	2,127,162
Initial direct costs	279,823	1,066,616
Unearned income	(5,653,395)	(16,697,150)
Net investment in finance leases	$18,425,342	$59,683,406

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

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge III, LLC (“ICON Challenge III”), a joint venture owned 75% by us and 25% by Fund Sixteen, for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of $70,724, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Challenge III, the third party purchaser acquired ownership of certain stamping presses and miscellaneous support equipment used in the production of certain automobiles that are on lease to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”). For the three and nine months ended September 30, 2016, pre-tax income of ICON Challenge III was $0 and $598,821, respectively, of which the pre-tax income attributable to us was $0 and $449,116, respectively.

(6)    Investment in Joint Ventures

On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven, LLC and 21% by ICON Leasing Fund Twelve, LLC, each an entity also managed by our Investment Manager, purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The subordinated credit facility is secured by a

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

second priority security interest in all JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $12,296,208.
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
As a result of these factors, during the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility and commenced recording credit losses. During the three months ended June 30, 2015, the joint venture recorded a credit loss of $17,342,915, of which our share was $7,161,658. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Investment Manager had reassessed the collectability of the facility by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, the joint venture recorded an aggregate credit loss of $31,637,426 related to JAC based on our Investment Manager’s quarterly collectability analyses, of which our share was $12,879,462. Our Investment Manager also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that there was no impairment.
In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint venture’s facility. Based upon this reassessment, our Investment Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,146,310. Our Investment Manager continues to closely monitor the operations of JAC and the receivership process through regular communications with certain other stakeholders. The joint venture did not recognize finance income for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the joint venture recognized finance income of $0 and $1,152,580, respectively, prior to the facility being considered impaired. As of September 30, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint venture was $0 and $5,365,776, respectively, and our total investment in the joint venture was $0 and $2,152,337, respectively.
Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$1,152,580
Net income (loss)	$11,337	$(8,928,735)	$(5,388,209)	$(25,129,246)
Our share of net loss	$(3,711)	$(3,571,494)	$(2,163,426)	$(10,293,352)

On January 14, 2016, D&T Holdings, LLC (“D&T”) satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

As a result of the prepayment, the joint venture owned 27.5% by us recognized finance income of approximately $1,400,000, of which our share was approximately $385,000.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge, LLC (“ICON Challenge”), a joint venture owned 50% by us, 40% by Fund Fourteen and 10% by Fund Sixteen, for net sales proceeds of $9,004,214.  No significant gain or loss was recorded by us as a result of the sale. For the three and nine months ended September 30, 2016, our share of pre-tax income recognized by ICON Challenge was $0 and $241,080, respectively. For the three and nine months ended September 30, 2015, our share of pre-tax income recognized by ICON Challenge was $127,429.

(7)     Non-Recourse Long-Term Debt

As of September 30, 2016 and December 31, 2015, we had the following non-recourse long-term debt:

Counterparty	September 30, 2016	December 31, 2015	Maturity	Rate
ABN AMRO, Rabobank, NIBC	$85,312,500	$45,500,000	2020	4.117%*
DVB Bank America N.V.	—	39,750,000	N/A	N/A
DBS Bank (Taiwan) Ltd.	19,104,317	37,501,639	2016	2.55-6.51%
NIBC Bank N.V.	—	18,200,000	N/A	N/A
DVB Bank SE	6,875,000	8,750,000	2019	4.997%
	111,291,817	149,701,639
Less: debt issuance costs	1,755,238	1,678,576
Total non-recourse long-term debt	$109,536,579	$148,023,063

* The interest rate was fixed after giving effect to the interest rate swaps entered into on February 8, 2016 (see below).

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2016 and December 31, 2015, the total carrying value of assets subject to non-recourse long term debt was $173,645,488 and $228,696,073, respectively.

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

At September 30, 2016, we were in compliance with the covenants related to our non-recourse long-term debt.

(8)    Revolving Line of Credit, Recourse
We have an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through May 30, 2017 of up to $12,500,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At September 30, 2016, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At September 30, 2016, we had $5,838,695 available under the Facility pursuant to the borrowing base.

(9)    Transactions with Related Parties
We paid distributions to our General Partner of $20,047 and $99,836 for the three and nine months ended September 30, 2016, respectively. We paid distributions to our General Partner of $40,204 and $119,738 for the three and nine months ended September 30, 2015, respectively. Additionally, our General Partner’s interest in the net income attributable to us was $15,067 and $34,105 for the three and nine months ended September 30, 2016, respectively. Our General Partner’s interest in the net loss attributable to us was $40,566 and $61,450 for the three and nine months ended September 30, 2015, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2016	2015	2016	2015
ICON Capital, LLC	Investment Manager	Management fees (1)	$166,269	$898,498	$899,044	$1,575,686
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	372,146	375,157	1,079,240	1,171,572
ICON Capital, LLC	Investment Manager	Acquisition fees (2)	—	191,467	—	191,467
Fund Fourteen	Noncontrolling interest	Interest expense (1)	103,295	104,008	307,885	307,728
			$641,710	$1,569,130	$2,286,169	$3,246,453
(1)Amount charged directly to operations.
(2)Amount capitalized and amortized to operations.

 At September 30, 2016, we had a net payable of $3,015,547 due to our General Partner and affiliates that primarily consisted of a note payable of $2,597,675 and accrued interest of $246,307 due to Fund Fourteen related to its noncontrolling interest in a vessel, the Lewek Ambassador, and administrative expense reimbursements of $172,146 due to our Investment Manager. At December 31, 2015, we had a net payable of $5,682,643 due to our General Partner and affiliates that primarily consisted of a note payable of $2,614,691 and accrued interest of $30,396 due to Fund Fourteen related to its noncontrolling interest in the Lewek Ambassador, and administrative expense reimbursements of $519,380 and acquisition fees of $2,437,500 due to our Investment Manager.

In June 2016, we sold our interests in certain of our subsidiaries and a joint venture to unaffiliated third parties. In connection with the sales, the third parties required that an affiliate of our Investment Manager provides bookkeeping and administrative services related to such assets for a fee.

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
September 30, 2016
(unaudited)

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

Credit Risk

Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of September 30, 2016, the termination value would be $196,597.

Non-designated Derivatives

On February 8, 2016, we entered into two interest rate swaps with ABN AMRO that are not designated and not qualifying as cash flow hedges. As of September 30, 2016, the aggregate notional amount of the two interest rate swaps was $85,312,500. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges are recorded directly in earnings, which is included in (gain) loss on derivative financial instruments on our consolidated statements of operations.

We had no derivative financial instruments as of December 31, 2015. The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of September 30, 2016.

	Liability Derivatives
		September 30, 2016
	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative financial instruments	$168,380

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Our derivative financial instruments not designated as hedging instruments generated a (gain) loss on derivative financial instruments on our consolidated statements of operations for the three and nine months ended September 30, 2016 of $(518,437) and $480,448, respectively.

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

The following table summarizes the valuation of our financial liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$168,380	$—	$168,380

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credits based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

between 14.50% and 25.00% as of September 30, 2016. The fair value of the principal outstanding on our fixed-rate non-recourse long-term debt and seller’s credits was derived using discount rates ranging between 4.12% and 5.07% as of September 30, 2016.

	September 30, 2016
	Carrying Amount	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$20,868,490	$22,502,171

Principal outstanding on fixed-rate non-recourse long-term debt	$113,889,492	$113,893,892

Seller's credits	$14,201,748	$14,201,748

(12)    Income Taxes

We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded for the partnership since the liability for these taxes is the responsibility of each of the individual partners rather than us. However, the Taiwan branch of our direct wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (the “Inotera Taiwan Branch”), is taxed as a corporation under the laws of Taiwan, Republic of China.  The Inotera Taiwan Branch uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a tax provision for tax liability or benefit generated from the Inotera Taiwan Branch. For the three and nine months ended September 30, 2016, the income tax expense of $15,942 and $276,454, respectively, was related to deferred income tax expense.  As of September 30, 2016, we recorded net deferred tax liabilities of $276,454, which was comprised of a deferred tax liability of $641,784 related to depreciation and a deferred tax asset of $365,330 related to the net operating losses carryforward. We determined that no valuation allowances in relation to the net operating losses carryforward are required as it is more likely than not that the deferred tax asset will be recognized. The Inotera Taiwan Branch is subject to income tax examination for the 2014 tax year and subsequent tax years by the Taiwan tax authorities.

We have not identified any material uncertain tax positions as of September 30, 2016.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2016, we had restricted cash of $3,732,815, which is presented within other assets in our consolidated balance sheets.

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

•
In connection with our investment in joint venture related to JAC, in January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs.

As a result, our Investment Manager determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint venture’s facility. Based upon this reassessment, our Investment Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,146,310. Our Investment Manager continues to closely monitor the operations of JAC and the receivership process through regular communications with certain other stakeholders. The joint venture did not recognize finance income for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the joint venture recognized finance income of $0 and $1,152,580, respectively, prior to the facility being considered impaired. As of September 30, 2016 and December 31, 2015, the total net investment in notes receivable held by the joint venture was $0 and $5,365,776, respectively, and our total investment in the joint venture was $0 and $2,152,337, respectively.

•
On August 9, 2016, Premier Trailer satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $5,163,889, comprised of all outstanding principal, accrued interest and a prepayment fee of $100,000. The prepayment fee was recognized as additional finance income.

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
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)

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

Financing Transactions
The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2016		December 31, 2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Platform supply vessels	$19,529,208	49%	$21,018,401	23%
Lubricant manufacturing and blending equipment	9,172,323	23%	9,242,900	10%
Vessel - tanker	7,164,250	18%	7,286,544	8%
Auto manufacturing equipment	2,396,624	6%	14,571,386	16%
Marine - asphalt carrier	1,432,804	4%	1,566,213	2%
Marine - product tankers	—	—	27,594,109	31%
Trailers	—	—	5,236,929	6%
Rail support construction equipment	—	—	3,180,680	4%
	$39,695,209	100%	$89,697,162	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Gallatin Marine Management, LLC	Platform supply vessel	37%	33%
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	31%	18%
Ocean Product Tankers AS	Vessel - tanker	18%	14%
Ardmore Shipholding Limited	Marine - product tankers	—	29%
		86%	94%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of September 30, 2016 and December 31, 2015, the net carrying value of our impaired loan related to Ensaimada was $0. As result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan maturing in November 2016 and (iv) the fact that the current fair market value of the collateral is less than Ensaimada’s senior debt obligations, which have priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. No finance income was recognized since the loan was considered impaired during the 2015 Quarter. Accordingly, no finance income was recognized during the 2015 Quarter or the 2016 Quarter.

Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	September 30, 2016		December 31, 2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Geotechnical drilling vessels	$119,667,610	76%	$62,216,845	34%
Photolithograph immersion scanner	37,949,160	24%	55,112,962	30%
Marine - container vessel	—	—	66,254,246	36%
	$157,616,770	100%	$183,584,053	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Inotera Memories, Inc.	Photolithograph immersion scanner	67%	63%
Fugro, N.V.	Geotechnical drilling vessels	33%	—
Hoegh Autoliners Shipping AS	Marine - container vessel	—	23%
Murray Energy Corporation	Mining equipment	—	14%
		100%	100%

Revenue and other income for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended September 30,
	2016	2015	Change
Finance income	$1,265,896	$1,619,614	$(353,718)
Rental income	9,881,522	10,556,802	(675,280)
Income (loss) from investment in joint ventures	109,866	(3,239,186)	3,349,052
Other income (loss)	36,520	(145,059)	181,579
Total revenue and other income	$11,293,804	$8,792,171	$2,501,633

Total revenue and other income for the 2016 Quarter increased $2,501,633, or 28.5%, as compared to the 2015 Quarter. The increase was primarily due to the recognition of income from investment in joint ventures for the 2016 Quarter as opposed to a loss for the 2015 Quarter primarily due to no credit loss recorded related to JAC in the 2016 Quarter as compared to the credit loss recorded in the 2015 Quarter. The increase was partially offset by decreases in (i) rental income due to the sale of equipment previously on lease to Murray Energy Corporation and certain of its affiliates (collectively, “Murray”) in 2015 and the sale of interests of ICON Hoegh in June 2016, partially offset by additional rental income generated from new operating leases with affiliates of Fugro that we entered into subsequent to the 2015 Quarter and (ii) finance income primarily due to the sale of two vessels to Ardmore and prepayments of secured term loans by Premier Trailer and Quattro in 2016, partially offset by the write-off of the remaining unamortized initial direct costs as a result of the prepayment of a secured term loan by Varada Ten Pte. Ltd. (“Varada”) during the 2015 Quarter.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended September 30,
	2016	2015	Change
Management fees	$166,269	$898,498	$(732,229)
Administrative expense reimbursements	372,146	375,157	(3,011)
General and administrative	466,027	356,687	109,340
Interest	1,621,621	1,549,116	72,505
Depreciation	7,347,554	8,419,497	(1,071,943)
Gain on derivative financial instruments	(518,437)	—	(518,437)
Credit loss	—	946,879	(946,879)
Total expenses	$9,455,180	$12,545,834	$(3,090,654)

Total expenses for the 2016 Quarter decreased $3,090,654, or 24.6%, as compared to the 2015 Quarter. The decrease in total expenses was primarily due to decreases in (i) depreciation due to the sale of equipment previously on lease to Murray and the sale of the Hoegh Copenhagen through the sale of interests of ICON Hoegh, partially offset by an increase in depreciation due to the acquisition of the Fugro Vessels subsequent to the 2015 Quarter, (ii) credit loss due to the loss recorded during the 2015 Quarter related to Ensaimada with no comparable loss recorded during the 2016 Quarter, (iii) management fees primarily due to prepayments and sales of several investments during and subsequent to the 2015 Quarter and (iv) a gain on derivative financial instruments that we entered into subsequent to the 2015 Quarter. These decreases were partially offset by increases in (a) general and administrative expenses primarily due to higher system support, statutory audit, consulting and bank fees, partially offset by no withholding taxes related to Murray during the 2016 Quarter and (b) interest expense due to our additional non-recourse long-term debt incurred for the purpose of acquiring the Fugro Vessels.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased $13,078, from $302,936 in the 2015 Quarter to $316,014 in the 2016 Quarter. The increase was primarily due to higher income generated by our consolidated joint venture related to Fugro during the 2016 Quarter with no comparable income generated during the 2015 Quarter, partially offset by no income recognized in the 2016 Quarter from our consolidated joint venture, ICON Hoegh, as a result of the sale of our interests in the joint venture in June 2016.
Net Income (Loss) Attributable to Fund Fifteen
As a result of the foregoing factors, net income (loss) attributable to us for the 2016 Quarter and the 2015 Quarter was $1,506,668 and $(4,056,599), respectively. Net income (loss) attributable to us per weighted average Interest outstanding for the 2016 Quarter and the 2015 Quarter was $7.56 and $(20.35), respectively.

Results of Operations for the Nine Months Ended September 30, 2016 (the “2016 Period”) and 2015 (the “2015 Period”)

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

Financing Transactions
During the 2016 Period and the 2015 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Period	2015 Period
Gallatin Marine Management, LLC	Platform supply vessel	28%	22%
Lubricating Specialties Company	Lubricating manufacturing and blending equipment	19%	12%
Challenge Mfg. Company, LLC	Automotive manufacturing equipment	16%	1%
Ocean Product Tankers AS	Vessel - tanker	13%	—
Ardmore Shipholding Limited	Marine - product tankers	7%	19%
Varada Ten Pte. Ltd.	Oil field services equipment	—	18%
		83%	72%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of September 30, 2016 and December 31, 2015, the net carrying value of our impaired loan related to Ensaimada was $0. As result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan maturing in November 2016 and (iv) the fact that the current fair market value of the collateral is less than Ensaimada’s senior debt obligations, which have priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. We recognized a finance loss of $154,659 related to Ensaimada during the 2015 Period prior to the loan being considered impaired during the 2015 Quarter. Accordingly, no finance income was recognized during the 2016 Period.

Operating Lease Transactions
During the 2016 Period and the 2015 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016 Period	2015 Period
Inotera Memories, Inc.	Photolithograph immersion scanner	58%	58%
Fugro, N.V.	Geotechnical drilling vessels	29%	—
Hoegh Autoliners Shipping AS	Marine - container vessel	13%	21%
Murray Energy Corporation	Mining equipment	—	13%
		100%	92%

Revenue and other income for the 2016 Period and the 2015 Period is summarized as follows:

	Nine Months Ended September 30,
	2016	2015	Change
Finance income	$5,094,697	$7,561,485	$(2,466,788)
Rental income	33,850,742	34,553,671	(702,929)
Loss from investment in joint ventures	(1,154,007)	(9,504,736)	8,350,729
Gain on sale of assets, net	—	983,474	(983,474)
Gain on sale of subsidiaries	1,492,965	—	1,492,965
Gain on sale of investment in joint venture	9,427	—	9,427
Other loss	(56,597)	(160,815)	104,218
Total revenue and other income	$39,237,227	$33,433,079	$5,804,148

Total revenue and other income for the 2016 Period increased $5,804,148, or 17.4%, as compared to the 2015 Period. The increase was primarily due to (i) a decrease in loss from investment in joint ventures primarily due to a lower credit loss recorded related to JAC in the 2016 Period as compared to the 2015 Period and (ii) a gain on sale of subsidiaries recorded during the 2016 Period due to the sale of interests of ICON Hoegh and ICON Challenge III with no comparable gain recorded during the 2015 Period. These increases were partially offset by (a) a decrease in finance income primarily due to prepayments of secured term loans by Varada, Quattro and Premier Trailer and the sale of two vessels to Ardmore during and subsequent to the 2015 Period, partially offset by income generated from new finance leases that we entered into with Challenge during or subsequent to the 2015 Period, (b) a gain on sale of assets in the 2015 Period due to the sale of equipment previously on lease to Go Frac, LLC ("Go Frac") with no comparable gain recorded during the 2016 Period and (c) a decrease in rental income primarily due to the sale of equipment previously on lease to Murray and the application of a forfeited security deposit against lease payments owed by Go Frac, each in 2015, and the sale of interests of ICON Hoegh in June 2016, partially offset by additional rental income generated from new operating leases with affiliates of Fugro that we entered into subsequent to the 2015 Period.

Expenses for the 2016 Period and the 2015 Period are summarized as follows:

	Nine Months Ended September 30,
	2016	2015	Change
Management fees	$899,044	$1,575,686	$(676,642)
Administrative expense reimbursements	1,079,240	1,171,572	(92,332)
General and administrative	1,443,674	1,602,549	(158,875)
Interest	6,250,677	4,854,748	1,395,929
Depreciation	24,233,604	24,917,352	(683,748)
Loss on derivative financial instruments	480,448	—	480,448
Impairment loss	—	1,180,260	(1,180,260)
Credit loss	—	2,439,108	(2,439,108)
Total expenses	$34,386,687	$37,741,275	$(3,354,588)

Total expenses for the 2016 Period decreased $3,354,588, or 8.9%, as compared to the 2015 Period. The decrease in total expenses was primarily due to (i) the credit losses recorded during the 2015 Period related to VAS Aero Services, LLC and Ensaimada with no comparable losses recorded during the 2016 Period, (ii) the impairment loss recorded during the 2015 Period related to the equipment previously on lease to Go Frac with no comparable loss recorded during the 2016 Period, (iii) a decrease in depreciation expense due to the acquisition of the Fugro Vessels subsequent to the 2015 Period, partially offset by the sale of equipment previously on lease to Murray in October 2015 and (iv) a decrease in management fees primarily due to prepayments and sales of several investments during and subsequent to the 2015 Period. These decreases were partially offset by increases in (a) interest expense due to our additional non-recourse long-term debt incurred for the purpose of acquiring the Fugro Vessels, partially offset by repayments of certain of our debt obligations and the assumption of our debt obligations related to ICON Hoegh in June 2016 and (b) loss on derivative financial instruments due to the interest rate swaps that we entered into subsequent to the 2015 Period.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased $673,140, from $1,836,774 in the 2015 Period to $1,163,634 in the 2016 Period. The decrease was primarily due to no income recognized in the 2016 Period from our consolidated joint venture that owned the equipment previously on lease to Go Frac. The equipment was sold at an auction during the 2015 Period after Go Frac ceased operations. The decrease was partially offset by a gain on sale of interests in ICON Hoegh during the 2016 Period.
Net Income (Loss) Attributable to Fund Fifteen
As a result of the foregoing factors, net income (loss) attributable to us for the 2016 Period and the 2015 Period was $3,410,452 and $(6,144,970), respectively. Net income (loss) attributable to us per weighted average Interest outstanding for the 2016 Period and the 2015 Period was $17.11 and $(30.82), respectively.

Financial Condition
This section discusses the major balance sheet variances at September 30, 2016 compared to December 31, 2015.

Total Assets
Total assets decreased $58,916,329, from $311,890,234 at December 31, 2015 to $252,973,905 at September 30, 2016. The decrease in total assets was primarily due to depreciation on our leased equipment at cost and the use of cash generated from our investments to (i) pay distributions to our partners and noncontrolling interests, (ii) repay our non-recourse long-term debt and (iii) pay certain liabilities due to our Investment Manager and third parties during the 2016 Period. The decrease was partially offset by the acquisition of the Fugro Voyager during the 2016 Period that was partly financed through non-recourse long-term debt and seller’s credits.

Total Liabilities
Total liabilities decreased $41,250,466, from $170,190,154 at December 31, 2015 to $128,939,688 at September 30, 2016. The decrease was primarily due to (i) the assumption of our debt obligations by an unaffiliated third party purchaser as a result of the sale of interests of ICON Hoegh and the repayment of our debt obligations related to Ardmore, partially offset by the additional non-recourse debt and seller’s credit incurred in connection with the acquisition of the Fugro Voyager during the 2016 Period and (ii) a pay down of certain payables during the 2016 Period. These decreases were partially offset by the recognition of deferred tax liabilities related to the Inotera Taiwan Branch during the 2016 Period and the interest rate swaps that we entered into during the 2016 Period, which were in an unfavorable position as of September 30, 2016.

Equity
Equity decreased $17,665,863, from $141,700,080 at December 31, 2015 to $124,034,217 at September 30, 2016. The decrease was primarily related to distributions paid to our partners and noncontrolling interests, partially offset by our net income in the 2016 Period.

Liquidity and Capital Resources

Summary

At September 30, 2016 and December 31, 2015, we had cash of $45,408,856 and $18,067,904, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of September 30, 2016, the cash reserve was $983,445. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities.  Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. As of September 30, 2016, we had $5,838,695 available to us under the Facility pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see Note 8 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

Operating Activities

Cash provided by operating activities increased $117,735, from $30,416,146 in the 2015 Period to $30,533,881 in the 2016 Period. The increase was due to the timing of certain collections of our income and payments of our expenses during the 2016 Period as compared to the 2015 Period.

Investing Activities

Cash provided by investing activities increased $48,611,906, from $18,509,522 in the 2015 Period to $67,121,428 in the 2016 Period. The increase was primarily due to proceeds received from the sale of (i) certain subsidiaries and a joint venture and (ii) two vessels to Ardmore, each during the 2016 Period with no comparable sales during the 2015 Period. The increase was partially offset by (a) less cash used to acquire investments during the 2016 Period and (b) a decrease in principal received on notes receivable due to several prepayments during or subsequent to the 2015 Period.

Financing Activities

Cash used in financing activities increased $29,922,190, from $40,392,167 in the 2015 Period to $70,314,357 in the 2016 Period. The increase was primarily due to increases in (i) the repayment of our non-recourse long-term debt in the 2016 Period primarily due to the satisfaction of our debt obligations related to the Ardmore Capella and the Ardmore Calypso and scheduled payments on our additional non-recourse long-term debt incurred subsequent to the 2015 Period to acquire the Fugro Vessels, (ii) distributions to noncontrolling interests primarily due to the sale of interests of ICON Hoegh and ICON Challenge III and (iii) the payment of debt financing costs related to the Fugro Vessels. These increases were partially offset by a decrease in distributions to our partners during the 2016 Period.

Non-Recourse Long-Term Debt

We had non-recourse long-term debt obligations at September 30, 2016 and December 31, 2015 of $109,536,579 and $148,023,063, respectively, related to certain vessels, the Lewek Ambassador, the Fugro Scout and the Fugro Voyager, and photolithograph scanning equipment. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2016 and December 31, 2015, the total carrying value of assets subject to non-recourse long term debt was $173,645,488 and $228,696,073, respectively.

At September 30, 2016, we were in compliance with the covenants related to our non-recourse long-term debt.

Distributions

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $99,836, $9,883,757 and $12,256,356 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2016 Period.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2016, we had restricted cash of $3,732,815, which is presented within other assets in our consolidated balance sheets.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2016, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell or repurchase any Interests during the three months ended September 30, 2016.

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

November 10, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)