Form 10-K
period 2016-12-31
ICON ECI FUND FIFTEEN, L.P.
filed 2017-03-31
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interests
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐Yes ☑No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes	☑ No
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

Number of outstanding limited partnership interests of the registrant on March 27, 2017 is 197,385.

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

As of June 6, 2013, 197,597 Interests were sold pursuant to our offering, of which 5,961 Interests were issued at a discounted price pursuant to our DRIP Plan, representing total capital contributions to us of $196,688,918 by 4,644 limited partners. Pursuant to the terms of our offering, we established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2016, the reserve was $983,445. During the period from the Initial Closing Date through June 6, 2013, we paid sales commissions to third parties in the amount of $13,103,139 and dealer-manager fees in the amount of $5,749,021 to CION Securities, LLC (“CION Securities”), the dealer-manager of our offering and an affiliate of our General Partner. In addition, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,730,919, which were recorded as a reduction of partners’ equity.

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

In some cases with respect to the above investments, we may acquire equity interests, as well as warrants or other rights to acquire equity interests, in the borrower or lessee that may increase the expected return on our investments

We divide the life of the Partnership into three distinct phases:

(1)	Offering Period: The period during which we offered and sold Interests to investors. We invested most of the net proceeds from the sale of Interests in Capital Assets.

(2)
Operating Period: After the close of the offering period, we have been reinvesting the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to limited partners. We currently anticipate that the operating period will end five years from the end of our offering period.

(3)
Liquidation Period: After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business. Our goal is to complete the liquidation period within two years after the end of the operating period, but it may take longer to do so.

At December 31, 2016 and 2015, we had total assets of $225,990,669 and $311,890,234, respectively. For the year ended December 31, 2016, we had two lessees that accounted for 78.3% of our total rental and finance income of $47,509,772. Net income attributable to us for the year ended December 31, 2016 was $248,749. For the year ended December 31, 2015, we had two lessees that accounted for 67.3% of our total rental and finance income of $53,826,645. Net loss attributable to us for the year ended December 31, 2015 was $10,505,036.
At December 31, 2016, our portfolio, which we hold either directly or through joint ventures, consisted of the following investments:
Notes Receivable

•	A term loan to Ensaimada S.A. (“Ensaimada”), secured by a second priority security interest in a dry bulk carrier, which matured in November 2016.

•	A term loan to Ocean Product Tankers AS, secured by, among other things, a second priority security interest in three product tanker vessels, which matures in October 2017.

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

•
A term loan to CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”), secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel, which matures in December 2020.

•
A term loan to Lubricating Specialties Company (“LSC”), secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets, which matures in December 2020.

Mining Equipment

•	A 15% ownership interest in mining equipment that is subject to two 48-month leases with Blackhawk Mining, LLC (“Blackhawk”) and its affiliates, which expire in February 2018.
Marine Vessels

•
A 60% ownership interest in an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), which is subject to a nine-year bareboat charter with Gallatin Marine Management, LLC ("Gallatin"), which expires in June 2021.

•
A 12.5% ownership interest in two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively), which are subject to eight-year bareboat charters with an affiliate of Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited), which expire in March 2022 and April 2022, respectively.

•	A 12.5% ownership interest in an offshore supply vessel, the Crest Olympus, which is subject to a 10-year bareboat charter with Pacific Crest Pte. Ltd., which expires in June 2024.
Auto Manufacturing Equipment

•
Auxiliary support equipment and robots used in the production of certain automobiles that are subject to a 60-month lease with Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”), which expires in October 2020.

Geotechnical Drilling Vessels

•
A 75% ownership interest in two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the "Fugro Vessels"), which are subject to 12-year bareboat charters with affiliates of Fugro N.V. (“Fugro”), which expire in December 2027.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2016 and 2015, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Other equipment finance companies and equipment manufacturers or their affiliated financing companies may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can currently offer. In addition, increased competition in the equipment financing business has caused us to encounter significant challenges. Specifically, we continue to suffer from increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities. Please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect of such increased competition on our results of operations.

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

Financial Information Regarding Geographic Areas

Certain of our investments generate revenue in geographic areas outside of the United States. For additional information, see Note 14 to our consolidated financial statements.

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

PART II
Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

Number of
Partners as of
Title of Class	March 27, 2017
General Partner	1
Limited partners	4,673

We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning the first month after each such limited partner was admitted through the end of our operating period, which we currently anticipate will be in June 2018. We paid distributions to our limited partners totaling $11,846,651 and $15,791,266 for the years ended December 31, 2016 and 2015, respectively. Additionally, we paid distributions to our General Partner of $119,663 and $159,507 for the years ended December 31, 2016 and 2015, respectively. The terms of our revolving line of credit with California Bank & Trust (“CB&T”) could restrict us from paying distributions to our partners if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financings and Borrowings - Revolving Line of Credit, Recourse.”

Our Interests are not publicly traded and there is no established public trading market for our Interests. Given that it is unlikely that any such market will develop, our Interests are generally considered illiquid. Even if a limited partner is able to sell our Interests, the price received may be less than our estimated value (“Estimated Value”) per Interest indicated below.

Our Estimated Value per Interest as of December 31, 2016 (the “Valuation Date”) has been determined to be $573.09 per Interest. The Estimated Value per Interest is based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.* The information used to generate the Estimated Value per Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The Estimated Value per Interest was calculated by our Investment Manager primarily based on the fair values provided by Duff & Phelps, LLC (“Duff & Phelps”), a third-party independent valuation and consulting firm engaged by our Investment Manager to provide material assistance related to the valuation of certain of our assets and liabilities, as further described below. The engagement of Duff & Phelps was approved by our Investment Manager. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuation.

Process and Methodology

 Our Investment Manager established the Estimated Value per Interest as of the Valuation Date primarily based on the fair values of certain of our assets and liabilities provided by Duff & Phelps. In arriving at its fair value, Duff & Phelps utilized valuation methodologies that both our Investment Manager and Duff & Phelps believe are standard and acceptable in the Capital Asset financing industry for the types of assets and liabilities held by us. The valuation was performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310.

* An investment or a long-term debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2016, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2016.

The basis of fair values provided by Duff & Phelps are in accordance with the definition of fair value in Accounting Standards Codification 820.  For investments that were acquired during the year ended December 31, 2016, fair values are estimated by our Investment Manager to approximate net carrying values due to the short amount of time that passed between the date we entered into such investments and the Valuation Date. For investments that were subsequently sold or settled after the Valuation Date but before the filing of this report, fair values are estimated by our Investment Manager to approximate the sale proceeds or the settlement amounts, as applicable.

A summary of the methodology used by Duff & Phelps, as well as the assumptions and limitations of their work for us and of our determination of Estimated Value, are presented below.

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

Valuation of Notes Receivable

The estimated fair value of two notes receivable at the Valuation Date was derived by using the DCF method. Under the DCF method, discount rate reflects the risks associated with the borrower and the time value of money and was applied to the projected cash flows associated with the note receivable. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the note receivable. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain each borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows. The estimated fair value at the Valuation Date of a note receivable estimated by our Investment Manager was zero as no recovery is expected based on a third party bid to purchase the assets collateralizing the note receivable. The estimated fair value of a note receivable was internally determined based on what our Investment Manager anticipated to collect. The estimated fair value of two notes receivable at the Valuation Date was estimated by our Investment Manager to approximate their carrying values due to the short amount of time that passed between the date we entered into such notes receivable and the Valuation Date. For a note receivable, which was settled after the Valuation Date, the estimated fair value was estimated by our Investment Manager to approximate the settlement amount.

The discount rates used ranged from 16.5% to 25.9%.

Valuation of Operating Leases

The estimated fair value of our operating leases at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term. Under the DCF method, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 7.7% to 12.2%.

Valuation of Finance Leases

The estimated fair value of our finance leases at the Valuation Date was derived by applying either (i) the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term or (ii) the charter-free of fair value of the asset based on an independent third-party appraisal using one or a combination of the market, income and cost approaches. Under the DCF method, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 9.1% to 13.4%.

Valuation of Long-term Obligations

The estimated fair value at the Valuation Date of our long-term obligations was derived by applying the DCF method to the projected cash flows accruing to each obligation, using a discount rate reflecting the risks associated with each such obligation and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the obligation. An analysis of the borrower was conducted to determine viability of payment, total debt coverage as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 3.7% to 12.2%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair values of Other Net Assets as of the Valuation Date were estimated by our Investment Manager to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets is our share of deferred financing costs, prepaid assets and deferred revenue, which our Investment Manager estimated as having a minimal fair value as of the Valuation Date.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our Estimated Value per Interest are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different estimates and assumptions could derive different estimated values. Our Estimated Value per Interest may also not represent the price that our Interests would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount a limited partner would realize in a private sale of our Interests.

The Estimated Value per Interest calculated by our Investment Manager is based on economic, market and other conditions and the information available to us and Duff & Phelps as of the Valuation Date. The Estimated Value per Interest is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, and the amount of distributions paid on our Interests. The Estimated Value per Interest may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the Estimated Value per Interest would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Investment Manager is ultimately and solely responsible for the establishment of our Estimated Value per Interest. In arriving at its determination of the Estimated Value per Interest, our Investment Manager considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair values recommended by Duff & Phelps.

We currently expect that our next Estimated Value per Interest will be based upon our assets and liabilities as of December 31, 2017 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2017. We intend to publish an updated Estimated Value per Interest annually in our subsequent Annual Reports on Form 10-K.
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

After the net offering proceeds were invested, we have been reinvesting the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our partners. We currently anticipate investing and reinvesting in Capital Assets from time to time during our five year operating period. After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business, during a time frame called the “liquidation period.”

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

Our Investment Manager is cautiously optimistic that the U.S. economy’s recovery will continue throughout 2017 and into 2018. An overall improvement in the unemployment rate, which was 4.7% as of December 31 2016, as well as price increases in energy and other commodities, have resulted in stock market gains and an increase in loan prices. However, continued increases in the U.S. dollar could have an adverse impact on net exports and energy and other commodity prices.

The equipment financing industry has encountered significant challenges over the past several years as a result of, among other things, an unprecedented and prolonged weakness in global shipping and offshore markets. These challenges, among other factors, have caused us to record credit losses and/or impairment charges on certain of our investments (see “Significant Transactions” below).

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2016 and 2015:

Notes Receivable

•
On November 22, 2011, we made a secured term loan to Ensaimada in the amount of $5,298,947. The loan bore interest at 17% per year. The loan matured in November 2016 and is currently past due. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by both N&P Shipping Co. (“N&P”), the parent company of Ensaimada, and by one of N&P’s shareholders. As a result of (i) a depressed market for dry bulk carriers, (ii) interest payments that were historically paid late by Ensaimada and (iii) discussions with Ensaimada regarding a prepayment plan for an amount that was expected to be less than the full principal balance of the loan, our Investment Manager assessed the collectability of the loan and determined to reserve the remaining principal balance of the loan that we did not expect to recover pursuant to such prepayment plan. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $794,842 was recorded during the three months ended June 30, 2015. Interest income was recognized on a cash basis for the three months ended June 30, 2015 as we expected at the time to continue collecting interest on the loan until the earlier of the proposed prepayment and the maturity of the loan. During the three months ended September 30, 2015, our Investment Manager was advised by Ensaimada that its plans for a refinancing transaction that would have enabled it to prepay the loan did not materialize. In addition, Ensaimada did not make its quarterly interest payment under the loan for the quarter ended September 30, 2015. Based on discussions with Ensaimada at the time, our Investment Manager believed that it was likely that the loan would be extended and restructured. Accordingly, our Investment Manager concluded that there was doubt regarding Ensaimada’s ability to repay the entire principal balance of the loan at maturity. As of September 30, 2015, our Investment Manager performed an analysis to assess the collectability of the loan under various recovery scenarios, including with or without the extension and restructuring of the loan and the then current fair market value of the collateral. Historical sale values of comparable dry bulk carriers and the then current fair market value of the vessel were critical components of this analysis. Based on this analysis, an additional credit loss reserve of $946,879 was recorded during the three months ended September 30, 2015. Since the three months ended September 30, 2015, any payments received from Ensaimada would have been applied to principal as there was doubt regarding the ultimate collectability of principal. During December 2015, our Investment Manager met with Ensaimada to discuss a potential restructuring of the loan, but no agreement was reached. In addition, our Investment Manager considered at the time (i) the maturity of the loan in November 2016, (ii) the lack of additional discussions with Ensaimada regarding a potential restructuring of the loan since December 2015 and (iii) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which has priority over our loan. Based upon these considerations, our Investment Manager determined to fully reserve the outstanding balance due under the loan as of December 31, 2015. We have been engaged in discussions with Ensaimada and the guarantor regarding the unpaid balance of the loan. The aggregate credit loss recorded during the year ended December 31, 2015 was $5,397,913. For the year ended December 31, 2016, we did not recognize any finance income. For the year ended December 31, 2015, we recognized finance income of $154,659 (of which $99,970 was recognized on a cash basis) prior to the loan being considered impaired. As of December 31, 2016 and 2015, our net investment in note receivable related to Ensaimada was $0, after being fully reserved at $5,397,913.

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

•
On April 5, 2013, we made a secured term loan in the amount of $13,500,000 to LSC as part of an $18,000,000 facility. The loan bore interest at 13.5% per year and was scheduled to mature on August 1, 2018.  The loan was secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory. On December 30, 2016, we, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Investment Manager, entered into a new secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $24,375,000 was funded on such date. The new loan bears interest at the London Interbank Offered Rate ("LIBOR"), subject to a 1% floor, plus 11.0% per year, and is for a period of four years maturing on December 30, 2020. The new loan is secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets. On December 30, 2016, LSC used a portion of the proceeds from the new loan to satisfy its obligations in connection with the prior loan by making a prepayment of $10,306,130, comprised of all outstanding principal, accrued interest and a prepayment fee of $202,081. The prepayment fee was recognized as additional finance income.

•
On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC) and 21% by ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) ("Fund Twelve"), each an entity also managed by our Investment Manager, purchased a portion of a $208,038,290 subordinated credit facility for JAC from Standard Chartered for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The facility is secured by a second priority security interest in all JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $12,296,208.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the facility. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Investment Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility. Our Investment Manager visited JAC’s manufacturing facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the facility to equity and/or a restructuring of the facility, our Investment Manager believed that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Investment Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the credit loss was $7,161,658. During the three months ended June 30, 2015, the joint venture placed the facility on non-accrual status and ceased to recognize finance income. During the three months ended September 30, 2015, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. Our Investment Manager reassessed the collectability of the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Investment Manager also considered the proposed plan of converting a portion of the facility to equity and/or restructuring the facility in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Investment Manager believed that the joint venture may potentially not be able to recover approximately $21,800,000 to $27,000,000 of the outstanding balance due from JAC prior to recording the initial credit loss. During the three months ended September 30, 2015, the joint venture recognized an additional credit loss of $8,928,735, which our Investment Manager believed was the most likely outcome derived from its reassessment. Our share of the credit loss for the three months ended September 30, 2015 was $3,571,494.
In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. Our Investment Manager updated the collectability analysis under the facility as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Investment Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the joint venture, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continued to be non-operational. Based upon these factors, our Investment Manager believed that the joint venture’s ultimate collectability of the facility could result in less of a recovery from its prior estimate. As a result, our Investment Manager determined to record an additional credit loss of $5,365,776, which our Investment Manager believed was the most likely outcome derived from its reassessment as of December 31, 2015. Our share of the credit loss for the three months ended December 31, 2015 was $2,146,310. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s manufacturing facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment and also considered the additional senior debt incurred by JAC, which has priority over the joint venture’s facility. Based upon this reassessment, our Investment Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,146,310. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. Our Investment Manager continues to closely monitor the operations of JAC, the receivership process and the marketing process for sale of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. The joint venture did not recognize any finance income for the year ended December 31, 2016. For the year ended December 31, 2015, the joint venture recognized finance income of $1,152,580, of which no amount was recognized on a cash basis, prior to the facility being considered impaired. As of December 31, 2016 and 2015, the total net investment in notes receivable held by the joint venture was $0 and $5,365,776, respectively, and our total investment in the joint venture was $0 and $2,152,337, respectively.

•
On July 12, 2013, we made a secured term loan in the amount of £4,000,000 (US$6,001,200) to Quattro Plant Limited (“Quattro”). The loan bore interest at 15% per year and was for a period of 36 months. The loan was secured by a second priority security interest in all of Quattro’s rail support construction equipment, all existing and future assets owned by Quattro and its accounts receivable. On May 20, 2016, Quattro satisfied its obligations in connection with the loan by making a prepayment of £2,295,000 (US$3,312,139), comprised of all outstanding principal, accrued interest and a collateral fee payable in accordance with the loan agreement.

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

•
On July 14, 2014, we, Fund Twelve and Fund Fourteen (collectively, “ICON”) entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan”, and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As of December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $800,000. The amendment qualified as a new loan under U.S. generally accepted accounting principles (“U.S. GAAP”) and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of $77,524 as a charge against finance income. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA has been in technical default and in payment default while available cash has been swept by the senior lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. Interest on the ICON Loan is currently being accrued.

•
On September 24, 2014, we, Fund Twelve, Fund Fourteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. ("Premier Trailer") to provide a credit facility of up to $20,000,000, of which our commitment of $5,000,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was for a period of six years. The loan was secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $5,163,889, comprised of all outstanding principal, accrued interest and a prepayment fee of $100,000. The prepayment fee was recognized as additional finance income.

•
On December 20, 2016, we, Fund Fourteen and Fund Sixteen entered into a secured term loan credit facility agreement with CFL to provide a credit facility of up to $7,400,000, of which our commitment of $5,550,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is for a period of four years, maturing on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel.

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

Marine Vessels

•
On December 19, 2011, a joint venture owned 60% by us and 40% by Fund Fourteen agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited ("Ezra"). On December 20, 2011, the joint venture funded $9,000,000 of the purchase price through a combination of debt and equity, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin for a period of nine years to commence on the delivery date of the vessel. Gallatin’s obligations under the bareboat charter are guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. As of December 31, 2016, the joint venture’s notes payable to us and Fund Fourteen were $4,376,697 and $2,917,798, respectively. As of December 31, 2015, the joint venture’s notes payable to us and Fund Fourteen were $3,922,035 and $2,614,691, respectively. The notes bear interest at 15.5% per year and mature on June 4, 2019.

In May 2016, Gallatin began paying its monthly charter payments late and all charter payments have ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS Chiyoda Subsea Limited (“EMAS”), the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Our Investment Manager is currently considering certain options, which include, without limitation, repossessing and selling the vessel.

Consequently, as of December 31, 2016, our Investment Manager assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. An additional credit loss may be recorded by us in future periods if the collectability assessment of the finance lease continues to be based on collateral value and the fair market value of the vessel decreases from its current estimate. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income. Additionally, as collectability of the remaining lease payments is in doubt, finance income will be recognized only to the extent cash receipts are in excess of all contractual lease payments due. For the years ended December 31, 2016 and 2015, we recognized finance income of $1,424,846 and $2,164,054, respectively, of which no amount was recognized on a cash basis, prior to the finance lease being considered impaired. As of December 31, 2016 and 2015, our total net investment in finance lease related to Gallatin was $8,000,000 and $17,517,912, respectively.

•
On December 20, 2012, we, through ICON Hoegh, LLC ("ICON Hoegh"), a joint venture owned 80% by us and 20% by Fund Fourteen, purchased a car carrier vessel, the Hoegh Copenhagen, for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller's credit. Simultaneously, the Hoegh Copenhagen was bareboat chartered to Hoegh Autoliners Shipping AS for a period of eight years. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Hoegh for net sales proceeds of $21,007,515. As a result, we recorded a gain on sale of $1,137,793, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Hoegh, the third party purchaser acquired ownership of the Hoegh Copenhagen and assumed all outstanding senior debt obligations and the seller’s credit of $37,555,540 and $6,659,432, respectively, associated with such vessel.

•
On April 2, 2013, two joint ventures each owned 55% by us and 45% by Fund Fourteen purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso (collectively, the "Ardmore Vessels"), from wholly-owned subsidiaries of Ardmore Shipholding Limited ("Ardmore"). Simultaneously, the Ardmore Vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years. The aggregate purchase price for the Ardmore Vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. On April 5, 2016, Ardmore, in accordance with the terms of the bareboat charters, exercised its options to purchase the Ardmore Vessels from the two joint ventures for an aggregate purchase price of $26,990,000. In addition, Ardmore paid all break costs and legal fees incurred by the joint ventures with respect to the sale of the Ardmore Vessels. No significant gain or loss was recorded as a result of these sales. A portion of the proceeds from the sale of the Ardmore Vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations of $17,942,074.

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

•
On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk. Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395. On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000. In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment. On December 8, 2015 and December 7, 2016, the joint venture further amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk's breach of certain financial covenants and received additional amendment fees of $75,000 and $150,000, respectively.

Trucks and Trailers

•
On March 28, 2014, a joint venture owned 27.5% by us, 60% by Fund Twelve and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC ("D&T") for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $3,266,352. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of $1,480,000 that were scheduled to be paid in 2018 were paid by October 31, 2014. In addition, the joint venture received an amendment fee of $100,000. On January 14, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, the joint venture recognized finance income of approximately $1,400,000, of which our share was approximately $385,000.

Photolithograph Immersion Scanner

•
On December 1, 2014, we, through ICON Taiwan Semiconductor, LLC Taiwan Branch, the Taiwan branch of our wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC, purchased a photolithograph immersion scanner for $77,723,338. The purchase was financed through a letter of credit facility (the “LC Facility”) provided by DBS Bank Ltd. We entered into a 24-month lease with Inotera Memories, Inc. (“Inotera”), which commenced simultaneously upon the purchase of the scanner. The LC Facility had a term of two months and bore interest at 3.48% per year. On January 5, 2015, the LC Facility was repaid in full through cash of $14,157,628 and a drawdown on a senior loan facility (the “Senior Facility”) with DBS Bank (Taiwan) Ltd. ("DBS Taiwan"). The Senior Facility had a term of 24 months and bore interest at a rate of 2.55% per year for tranche A and 6.51% per year for tranche B. As of the drawdown date of January 5, 2015, $48,597,638 and $14,968,072 of the Senior Facility was allocated to tranche A and tranche B, respectively. The Senior Facility was secured by, among other things, an assignment of the rental payments under the lease with Inotera and a first priority security interest in the scanner. On November 29, 2016, Inotera purchased the photolithograph immersion scanner pursuant to the terms of the lease for $34,134,981. No gain or loss was recognized as a result of the sale.

Auto Manufacturing Equipment

•
On July 10, 2015, ICON Challenge, LLC ("ICON Challenge"), a joint venture owned 50% by us, 40% by Fund Fourteen and 10% by Fund Sixteen, purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge for 60 months. Our contribution to ICON Challenge was $4,991,894. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale.

•	On September 15, 2015, we purchased auxiliary support equipment and robots used in the production of certain automobiles for $2,691,629, which were simultaneously leased to Challenge for 60 months.

•
On December 29, 2015, we, through ICON Challenge III, LLC ("ICON Challenge III"), a joint venture owned 75% by us and 25% by Fund Sixteen, purchased stamping presses and miscellaneous support equipment used in the production of certain automobiles for $11,978,455, which were simultaneously leased to Challenge for 60 months. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge III for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of $53,043, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Challenge III, the third party purchaser acquired ownership of the stamping presses and miscellaneous support equipment.

Geotechnical Drilling Vessels

•
On December 23, 2015, a joint venture owned 75% by us, 15% by Fund Fourteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the Fugro Vessels from affiliates of Fugro for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) a seller's credit of $11,250,000. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel and therefore, such cash was included in our consolidated balance sheet at December 31, 2015. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and a seller's credit of $11,250,000. The senior secured loans bear interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year.

As a result of Fugro obtaining additional third party financing, effective December 31, 2016, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters to, among other things, increase the daily charter rate and provide for additional security deposits. Also, effective December 31, 2016, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

Acquisition Fees

In connection with the transactions that we entered into during the years ended December 31, 2016 and 2015, we incurred or paid acquisition fees to our Investment Manager of $0 and $2,853,563, respectively.

Subsequent Event

On January 24, 2017, Asphalt satisfied its obligations in connection with a secured term loan scheduled to mature on December 31, 2018 by making a prepayment of $1,416,952, comprised of all outstanding principal, accrued interest and a prepayment fee of $66,600.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. We adopted ASU 2014-15 on December 31, 2016, which did not have an effect on our consolidated financial statements.

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

Other Recent Accounting Pronouncements
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements is ongoing and our implementation efforts have included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. We continue to evaluate the timing of recognition of various revenue; however, since a substantial portion of our revenue is recognized from our leasing contracts, which is subject to ASU 2016-02 (as defined below), such revenue is excluded from our evaluation of ASU 2014-09.

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

In October 2016, FASB issued ASU No. 2016-17, Consolidation (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in such entity held by related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. Under ASU 2016-17, a single decision maker is not required to consider indirect interests held by related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. The adoption of ASU 2016-17 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. As a result of our adoption of ASU 2015-02 on January 1, 2016, we are required to apply the amendments within ASU 2016-17 retrospectively to when we initially applied the amendments within ASU 2015-02. We are currently in the process of evaluating the impact of the adoption of ASU 2016-17 on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We are currently in the process of evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.

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

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. GAAP requires our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•Lease classification and revenue recognition;
•Asset impairments;
•Depreciation;
•Notes receivable and revenue recognition;
•Credit quality of notes receivable and finance leases and credit loss reserve; and
•Derivative financial instruments.

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
Results of Operations for the Years Ended December 31, 2016 (“2016”) and 2015 (“2015”)

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
Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2016		2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$22,671,257	45%	$9,242,900	10%
Platform supply vessels	11,500,490	23%	21,018,401	23%
Vessel - tanker	7,123,187	14%	7,286,544	8%
Vessel - motor cargo	5,447,517	11%	—	—
Auto manufacturing equipment	2,320,550	4%	14,571,386	16%
Marine - asphalt carrier	1,388,700	3%	1,566,213	2%
Marine - product tankers	—	—	27,594,109	31%
Trailers	—	—	5,236,929	6%
Rail support construction equipment	—	—	3,180,680	4%
	$50,451,701	100%	$89,697,162	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During 2016 and 2015, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016	2015
Gallatin Marine Management, LLC	Platform supply vessel	24%	23%
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	23%	12%
Ocean Product Tankers AS	Vessel - tanker	15%	9%
Challenge Mfg. Company, LLC	Auto manufacturing equipment	15%	1%
Ardmore Shipholding Limited	Marine - product tankers	6%	20%
Varada Ten Pte. Ltd.	Oil field services equipment	—	15%
		83%	80%

 Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions
The loan related to VAS was considered impaired during the three months ended December 31, 2014. During 2015, we recorded an additional credit loss of $697,387 prior to the sale of our interest in the loan to GB for $268,975 on July 23, 2015. No gain or loss was recognized as a result of the sale. No finance income was recognized since the date the loan was considered impaired. Accordingly, no finance income was recognized in 2015 (see “Significant Transactions” above).

As of December 31, 2016 and 2015, the net carrying value of our impaired loan related to Ensaimada was $0. We placed the loan on non-accrual status and a credit loss was recorded during the three months ended June 30, 2015. Interest income was recognized on a cash basis as we expected at the time to continue collecting interest on the loan until the earlier of a proposed prepayment and the maturity of the loan. During the three months ended September 30, 2015, our Investment Manager was advised by Ensaimada that its plans for a refinancing transaction that would have enabled it to prepay the loan did not materialize. In addition, Ensaimada failed to make its quarterly interest payment under the loan for the quarter ended September 30, 2015. As a result, our Investment Manager concluded that there was doubt regarding Ensaimada’s ability to repay the entire principal balance of the loan at maturity. Accordingly, an additional credit loss was recorded during the three months ended September 30, 2015. During December 2015, our Investment Manager met with Ensaimada to discuss a potential restructuring of the loan, but no agreement was reached. In addition, our Investment Manager considered at the time (i) the maturity of the loan in November 2016, (ii) the lack of additional discussions with Ensaimada regarding a potential restructuring of the loan since December 2015 and (iii) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which has priority over our loan. Based upon these considerations, our Investment Manager determined to fully reserve the outstanding balance due under the loan as of December 31, 2015. We have been engaged in discussions with Ensaimada and the guarantor regarding the unpaid balance of the loan. The aggregate credit loss recorded during 2015 was $5,397,913. For 2016, we did not recognize any finance income. For 2015, we recognized finance income of $154,659 (of which $99,970 was recognized on a cash basis) prior to the loan being considered impaired (see “Significant Transactions” above).

As of December 31, 2016 and 2015, our total net investment in finance lease related to Gallatin was $8,000,000 and $17,517,912, respectively. In May 2016, Gallatin began paying its monthly charter payments late and all charter payments have ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS, the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Our Investment Manager is currently considering certain options, which include, without limitation, repossessing and selling the vessel. Consequently, as of December 31, 2016, our Investment Manager assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income. Additionally, as collectability of the remaining lease payments is in doubt, finance income will be recognized only to the extent cash receipts are in excess of all contractual lease payments due. For 2016 and 2015, we recognized finance income of $1,424,846 and $2,164,054, respectively, of which no amount was recognized on a cash basis, prior to the finance lease being considered impaired (see “Significant Transactions” above).
Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2016		2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Geotechnical drilling vessels	$118,042,681	100%	$62,216,845	34%
Marine - container vessel	—	—	66,254,246	36%
Photolithograph immersion scanner	—	—	55,112,962	30%
	$118,042,681	100%	$183,584,053	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During 2016 and 2015, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2016	2015
Inotera Memories, Inc.	Photolithograph immersion scanner	58%	60%
Fugro, N.V.	Geotechnical drilling vessels	32%	—
Hoegh Autoliners Shipping AS	Marine - container vessel	10%	22%
Murray Energy Corporation	Mining equipment	—	11%
		100%	93%

Revenue and other income for 2016 and 2015 is summarized as follows:

	Years Ended December 31,
	2016	2015	Change
Finance income	$5,987,539	$9,568,950	$(3,581,411)
Rental income	41,522,233	44,257,695	(2,735,462)
Loss from investment in joint ventures	(1,038,597)	(11,289,362)	10,250,765
Gain on sale of assets, net	—	983,474	(983,474)
Gain on sale of subsidiaries	1,190,836	—	1,190,836
Gain on sale of investment in joint venture	9,427	—	9,427
Gain on derivative financial instruments	1,199,915	—	1,199,915
Other loss	(48,528)	(241,478)	192,950
Total revenue and other income	$48,822,825	$43,279,279	$5,543,546

Total revenue and other income for 2016 increased $5,543,546, or 12.8%, as compared to 2015. The increase was primarily due to (i) a decrease in loss from investment in joint ventures primarily due to a lower credit loss recorded related to JAC in 2016 as compared to 2015, (ii) a gain on derivative financial instruments due to the interest rate swaps that we entered into subsequent to 2015 and (iii) a gain on sale of subsidiaries recorded during 2016 due to the sale of interests of ICON Hoegh and ICON Challenge III with no comparable gain recorded during 2015. The increase was partially offset by (a) a decrease in finance income primarily due to the sale of the Ardmore Vessels in 2016, the prepayment of our secured term loan by Varada during 2015 and lower income recognized on the lease related to the AMC Ambassador, on which we ceased recognizing income during the three months ended December 31, 2016, (b) a decrease in rental income primarily due to the sale of equipment previously on lease to Murray and Inotera during or subsequent to 2015, the sale of interests of ICON Hoegh in June 2016 and the application of a forfeited security deposit against lease payments owed by Go Frac in 2015, partially offset by additional rental income generated from new operating leases with affiliates of Fugro that we entered into during and subsequent to 2015 and (c) a gain on sale of assets in 2015 due to the sale of equipment previously on lease to Go Frac with no comparable gain recorded during 2016.

Expenses for 2016 and 2015 are summarized as follows:

	Years Ended December 31,
	2016	2015	Change
Management fees	$1,149,563	$1,820,446	$(670,883)
Administrative expense reimbursements	1,642,715	1,940,952	(298,237)
General and administrative	2,197,472	1,977,476	219,996
Interest	7,838,691	6,368,656	1,470,035
Depreciation	29,672,712	32,244,342	(2,571,630)
Impairment loss	—	1,180,260	(1,180,260)
Credit loss	7,271,958	6,095,300	1,176,658
Total expenses	$49,773,111	$51,627,432	$(1,854,321)

Total expenses for 2016 decreased $1,854,321, or 3.6%, as compared to 2015. The decrease in total expenses was primarily due to (i) a decrease in depreciation expense due to the sale of equipment previously on lease to Murray and Inotera and the sale of the Hoegh Copenhagen through the sale of interests of ICON Hoegh, partially offset by an increase in depreciation expense due to the acquisition of the Fugro Vessels during and subsequent to 2015, (ii) the impairment loss recorded during 2015 related to Go Frac, and (iii) a decrease in management fees primarily due to prepayments and sales of several investments during or subsequent to 2015, as well as our Investment Manager reducing its management fee by 50%, effective July 1, 2016. These decreases were partially offset by an increase in (a) interest expense due to our additional non-recourse long-term debt incurred for the purpose of acquiring the Fugro Vessels, partially offset by repayments of certain of our debt obligations and the assumption of our debt obligations related to ICON Hoegh in June 2016 by an unaffiliated third party purchaser and (b) a credit loss recorded during 2016 related to the AMC Ambassador, compared to lower credit losses recorded during 2015 related to Ensaimada and VAS.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $3,786,758, from net income of $2,156,883 in 2015 to a net loss of $1,629,875 in 2016. The decrease was primarily due to (i) the noncontrolling interests' share of the credit loss recorded on the AMC Ambassador during 2016 and (ii) less income recognized in 2016 from our consolidated joint ventures that owned the assets previously on lease to Go Frac and Ardmore due to the sale of such assets during or subsequent to 2015. The decrease was partially offset by higher income recognized related to our consolidated joint ventures that own the Fugro Vessels, which have been subject to charters with affiliates of Fugro since December 2015 and January 2016.

Net Income (Loss) Attributable to Fund Fifteen

As a result of the foregoing factors, net income (loss) attributable to us for 2016 and 2015 was $248,749 and $(10,505,036), respectively. The net income (loss) attributable to us per weighted average Interest outstanding for 2016 and 2015 was $1.25 and $(52.69), respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2016 compared to December 31, 2015.

Total Assets

Total assets decreased $85,899,565, from $311,890,234 at December 31, 2015 to $225,990,669 at December 31, 2016. The decrease in total assets was primarily due to depreciation on our leased equipment at cost and the use of cash generated from our investments to (i) pay distributions to our partners and noncontrolling interests, (ii) repay our non-recourse long-term debt and (iii) pay certain liabilities due to our Investment Manager during 2016. The decrease was partially offset by (a) the acquisition of the Fugro Voyager during 2016 that was partly financed through non-recourse long-term debt and seller’s credits and (b) the interest rate swaps that we entered into during 2016, which were in a favorable position as of December 31, 2016.

Total Liabilities

Total liabilities decreased $60,174,478, from $170,190,154 at December 31, 2015 to $110,015,676 at December 31, 2016. The decrease was primarily due to (i) the assumption of our debt obligations by an unaffiliated third party purchaser as a result of the sale of interests of ICON Hoegh and the repayment of our debt obligations related to Inotera and Ardmore, partially offset by the additional non-recourse debt incurred in connection with the acquisition of the Fugro Voyager during 2016 and (ii) a pay down of certain payables due to our Investment Manager during 2016.

Equity

Equity decreased $25,725,087, from $141,700,080 at December 31, 2015 to $115,974,993 at December 31, 2016. The decrease was due to (i) distributions paid to our noncontrolling interests and partners, (ii) the deconsolidation of ICON Hoegh and ICON Challenge III upon the sale of our interests in such joint ventures and (iii) the net loss in 2016.

Liquidity and Capital Resources

Summary

At December 31, 2016 and 2015, we had cash of $46,375,576 and $18,067,904, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of December 31, 2016, the cash reserve was $983,445. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future.

However, our equipment financing business has encountered significant challenges over the past several years. Specifically, we continue to suffer from (i) an unprecedented and prolonged weakness in global shipping and offshore markets; and (ii) increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities. These challenges, along with the increasing costs associated with managing a public equipment fund, have made it increasingly difficult for us to operate in the same manner that we have operated under since inception. Accordingly, our Investment Manager is exploring certain alternatives in order to maximize returns.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. As of December 31, 2016, we had $5,731,668 available to us under a revolving line of credit pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 8 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$39,395,965	$39,926,315
Investing activities	76,247,867	3,201,656
Financing activities	(87,336,160)	(45,400,384)
Net increase (decrease) in cash	$28,307,672	$(2,272,413)

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities
Cash provided by operating activities decreased $530,350, from $39,926,315 in 2015 to $39,395,965 in 2016. The decrease was due to the timing of certain collections of our income and payments of our expenses during 2016 as compared to 2015.
Investing Activities
Cash provided by investing activities increased $73,046,211, from $3,201,656 in 2015 to $76,247,867 in 2016. The increase was primarily due to proceeds received from the sale of (i) certain subsidiaries and a joint venture, (ii) equipment previously on lease to Inotera and (iii) the Ardmore Vessels, each during 2016 with no comparable sales during 2015. The increase was also primarily due to (a) less cash being used to purchase equipment and invest in joint ventures during 2016 and (b) the release of restricted cash during 2016 as compared to a restriction of cash during 2015. The increase was partially offset primarily by cash used to invest in new notes receivable and a decrease in principal received on notes receivable, due to several prepayments during 2015.

Financing Activities
Cash used in financing activities increased $41,935,776, from $45,400,384 in 2015 to $87,336,160 in 2016. The increase was primarily due to (i) the repayment of our non-recourse long-term debt in 2016 primarily due to the satisfaction of our debt obligations related to the Ardmore Vessels and the equipment previously on lease to Inotera, and scheduled payments on our additional non-recourse long-term debt incurred during and subsequent to 2015 to acquire the Fugro Vessels, (ii) no contributions by noncontrolling interests in 2016, (iii) higher distributions to our noncontrolling interests in 2016 primarily due to the sale of the Ardmore Vessels and (iv) the payment of debt financing costs related to the Fugro Vessels. These increases were partially offset by a decrease in distributions to our partners during 2016 as compared to 2015.

Financings and Borrowings

Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at December 31, 2016 and 2015 of $88,072,012 and $148,023,063, respectively, related to the AMC Ambassador, the Fugro Scout and the Fugro Voyager. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2016 and 2015, the total carrying value of assets subject to non-recourse long term debt was $126,042,681 and $228,696,073, respectively.

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB Bank SE (“DVB SE”) in the amount of $17,500,000 at a fixed rate of 4.997% to partly finance the purchase of the AMC Ambassador. As a result of, among other things, Gallatin’s payment default on the bareboat charter and Chapter 11 bankruptcy proceedings commenced by Gallatin and EMAS, we were notified of an event of default on our non-recourse long-term debt on March 29, 2017. DVB SE has reserved, but not exercised, its rights under the loan agreement.

At December 31, 2016, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

Revolving Line of Credit, Recourse
We have an agreement with CB&T for a revolving line of credit through May 30, 2017 of up to $12,500,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2016, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At December 31, 2016, we had $5,731,668 available under the Facility pursuant to the borrowing base.

Distributions
We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $119,663 and $159,507 to our General Partner in 2016 and 2015, respectively. We paid distributions to our limited partners in the amount of $11,846,651 and $15,791,266 in 2016 and 2015, respectively. We paid distributions to our noncontrolling interests in the amount of $5,590,289 and $2,014,802 in 2016 and 2015, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions
Commitments and Contingencies
At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at December 31, 2016.

At December 31, 2016, we had non-recourse and other debt obligations. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of the non-recourse debt. At December 31, 2016, our outstanding non-recourse long-term indebtedness and seller’s credits totaled $102,403,704.

Principal and interest maturities of our debt, related interest and seller’s credits consisted of the following at December 31, 2016:

	Payments Due By Period
	Total	1 Year	2 - 3 Years	4 - 5 Years	Thereafter
Non-recourse long-term debt	$89,666,666	$10,083,334	$18,916,668	$60,666,664	$—
Non-recourse long-term debt interest*	11,999,170	3,622,546	5,956,812	2,419,812	—
Seller's credits	22,420,000	80,000	160,000	160,000	22,020,000
	$124,085,836	$13,785,880	$25,033,480	$63,246,476	$22,020,000
 * Based on fixed or variable rates in effect at December 31, 2016.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2016, we had restricted cash of $3,513,940, which is presented within other assets in our consolidated balance sheets.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Partners
ICON ECI Fund Fifteen, L.P.

We have audited the accompanying consolidated balance sheets of ICON ECI Fund Fifteen, L.P. (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON ECI Fund Fifteen, L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Partnership revised its consolidated balance sheets to present debt issuance costs as a direct deduction from debt rather than within other assets, for all periods presented as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” effective December 15, 2015.

/s/ ERNST & YOUNG LLP

New York, New York
March 30, 2017

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Cash	$46,375,576	$18,067,904
Net investment in notes receivable	40,131,151	30,013,756
Leased equipment at cost (less accumulated depreciation of $6,530,460 and $40,253,258, respectively)	118,042,681	183,584,053
Net investment in finance leases	10,320,550	59,683,406
Investment in joint ventures	4,359,617	13,209,019
Derivative financial instruments	1,583,000	—
Other assets	5,178,094	7,332,096
Total assets	$225,990,669	$311,890,234
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$88,072,012	$148,023,063
Due to General Partner and affiliates, net	3,208,866	5,682,643
Seller's credits	14,331,692	13,437,087
Accrued expenses and other liabilities	4,403,106	3,047,361
Total liabilities	110,015,676	170,190,154

Commitments and contingencies (Note 15)

Equity:
Partners' equity:
Limited partners	111,845,247	123,445,636
General Partner	(637,428)	(520,252)
Total partners' equity	111,207,819	122,925,384
Noncontrolling interests	4,767,174	18,774,696
Total equity	115,974,993	141,700,080
Total liabilities and equity	$225,990,669	$311,890,234

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015
Revenue and other income:
Finance income	$5,987,539	$9,568,950
Rental income	41,522,233	44,257,695
Loss from investment in joint ventures	(1,038,597)	(11,289,362)
Gain on sale of assets, net	—	983,474
Gain on sale of subsidiaries	1,190,836	—
Gain on sale of investment in joint venture	9,427	—
Gain on derivative financial instruments	1,199,915	—
Other loss	(48,528)	(241,478)
Total revenue and other income	48,822,825	43,279,279

Expenses:
Management fees	1,149,563	1,820,446
Administrative expense reimbursements	1,642,715	1,940,952
General and administrative	2,197,472	1,977,476
Interest	7,838,691	6,368,656
Depreciation	29,672,712	32,244,342
Impairment loss	—	1,180,260
Credit loss	7,271,958	6,095,300
Total expenses	49,773,111	51,627,432
Loss before income taxes	(950,286)	(8,348,153)
Income tax expense	430,840	—
Net loss	(1,381,126)	(8,348,153)
Less: net (loss) income attributable to noncontrolling interests	(1,629,875)	2,156,883
Net income (loss) attributable to Fund Fifteen	$248,749	$(10,505,036)

Net income (loss) attributable to Fund Fifteen allocable to:
Limited partners	$246,262	$(10,399,986)
General Partner	2,487	(105,050)
	$248,749	$(10,505,036)

Weighted average number of limited partnership interests outstanding	197,385	197,385

Net income (loss) attributable to Fund Fifteen per weighted average limited partnership interest outstanding	$1.25	$(52.69)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	197,489	$149,696,027	$(255,695)	$149,440,332	$9,672,402	$159,112,734

Net (loss) income	—	(10,399,986)	(105,050)	(10,505,036)	2,156,883	(8,348,153)
Distributions	—	(15,791,266)	(159,507)	(15,950,773)	(2,014,802)	(17,965,575)
Investments by noncontrolling interests	—	—	—	—	8,960,213	8,960,213
Repurchase of limited partnership interests	(104)	(59,139)	—	(59,139)	—	(59,139)
Balance, December 31, 2015	197,385	123,445,636	(520,252)	122,925,384	18,774,696	141,700,080

Net income (loss)	—	246,262	2,487	248,749	(1,629,875)	(1,381,126)
Distributions	—	(11,846,651)	(119,663)	(11,966,314)	(5,590,289)	(17,556,603)
Deconsolidation of subsidiaries	—	—	—	—	(6,787,358)	(6,787,358)
Balance, December 31, 2016	197,385	$111,845,247	$(637,428)	$111,207,819	$4,767,174	$115,974,993

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,381,126)	$(8,348,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	1,018,201	1,763,964
Credit loss	7,271,958	6,095,300
Rental income paid directly to lenders by lessees	—	(2,925,234)
Rental income recovered from forfeited security deposit	—	(2,638,850)
Loss from investment in joint ventures	1,038,597	11,289,362
Depreciation	29,672,712	32,244,342
Impairment loss	—	1,180,260
Interest expense on non-recourse financing paid directly to lenders by lessees	—	207,945
Interest expense from amortization of debt financing costs	775,859	386,184
Interest expense from amortization of seller's credit	716,155	303,742
Other financial (gain) loss	(1,526,759)	212,277
Gain on sale of assets, net	—	(983,474)
Paid-in-kind interest	323,252	17,931
Gain on sale of subsidiaries	(1,190,836)	—
Gain on sale of investment in joint venture	(9,427)	—
Changes in operating assets and liabilities:
Other assets	1,888,943	2,217,243
Deferred revenue	1,031,120	(600,044)
Due from General Partner and affiliates, net	(2,797,029)	131,915
Distributions from joint ventures	963,295	1,080,288
Accrued expenses and other liabilities	1,601,050	(1,708,683)
Net cash provided by operating activities	39,395,965	39,926,315
Cash flows from investing activities:
Purchase of equipment	(9,875,000)	(21,879,088)
Proceeds from sale of leased equipment	34,134,981	5,164,076
Investment in joint ventures	(12,060)	(5,039,627)
Principal received on finance leases	30,386,469	4,433,811
Investment in notes receivable	(28,115,250)	—
Distributions received from joint ventures in excess of profits	2,366,890	1,716,179
Proceeds from sale of subsidiaries	25,469,734	—
Proceeds from sale of investment in joint venture	4,502,107	—
Change in restricted cash	236,061	(3,000,000)
Principal received on notes receivable	17,153,935	21,806,305
Net cash provided by investing activities	76,247,867	3,201,656
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(67,993,307)	(34,800,739)
Repayment of seller's credits	(80,000)	—
Payment of debt financing costs	(1,706,250)	(722,644)
Investments by noncontrolling interests	—	8,147,713
Distributions to noncontrolling interests	(5,590,289)	(2,014,802)
Repurchase of limited partnership interests	—	(59,139)
Distributions to partners	(11,966,314)	(15,950,773)
Net cash used in financing activities	(87,336,160)	(45,400,384)
Net increase (decrease) in cash	28,307,672	(2,272,413)
Cash, beginning of year	18,067,904	20,340,317
Cash, end of year	$46,375,576	$18,067,904

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,507,348	$3,697,030

Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of subsidiaries - noncontrolling interests	$6,787,358	$—
Vessel purchased with non-recourse long-term debt paid directly to seller	$45,500,000	$45,500,000
Proceeds from sale of equipment paid directly to lender in settlement of non-recourse long-term debt and interest	$—	$4,292,780
Principal and interest on non-recourse long-term debt paid directly to lenders by lessees	$—	$2,925,234
Vessel purchased with subordinated non-recourse financing provided by seller	$6,917,883	$6,905,258
Investment by noncontrolling interests	$—	$812,500
Unfunded debt financing costs	$—	$682,500
Acquisition fees payable to Investment Manager	$—	$2,662,096

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

lame
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

Our General Partner manages and controls our business affairs. Additionally, our General Partner has a 1% interest in our profits, losses, distributions and liquidation proceeds. Our initial capitalization was $1,001, which consisted of $1 from our General Partner and $1,000 from ICON Capital, LLC, a Delaware limited liability company and our investment manager (the “Investment Manager”). We offered Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP Plan”). The DRIP Plan allowed limited partners to purchase Interests with distributions received from us and/or certain of our affiliates, subject to certain restrictions.

As of July 28, 2011 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of Interests, at which time we commenced operations. Upon the commencement of operations, we returned the initial capital contribution of $1,000 to our Investment Manager. From June 6, 2011 through June 6, 2013, we sold 197,597 Interests, of which 5,961 Interests were issued at a discounted price pursuant to our DRIP Plan, to 4,644 limited partners, representing $196,688,918 of capital contributions. During the period from the Initial Closing Date through June 6, 2013, we paid the following commissions and fees in connection with our offering of Interests: (i) sales commissions to third parties in the amount of $13,103,139 and (ii) dealer-manager fees in the amount of $5,749,021 to CION Securities, LLC (“CION Securities”), an affiliate of our General Partner and the dealer-manager of our offering. In addition, during such period, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,730,919, which were recorded as a reduction of partners’ equity.

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
December 31, 2016

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

We report noncontrolling interests as a separate component of consolidated equity and net income attributable to noncontrolling interests is included in consolidated net income (loss). The attribution of net income (loss) between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations.

Net income (loss) attributable to us per weighted average Interest outstanding is based upon the weighted average number of Interests outstanding during the year.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Our cash and cash equivalents are held principally at five financial institutions and at times may exceed insured limits.  We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the year ended December 31, 2016, the predominant cash generated from restricted cash was related to the release of restricted cash from maintaining certain minimum cash reserves that was previously restricted pursuant to a provision in the non-recourse long-term debt agreement. For the year ended December 31, 2015, the predominant change in restricted cash was related to cash contributions restricted for the purpose of maintaining certain minimum cash reserves pursuant to a provision in the non-recourse long-term debt agreement. As a result, these changes in restricted cash were classified within cash flows provided by investing activities for the years ended December 31, 2016 and 2015.

Debt Financing Costs

Debt financing costs associated with a recognized debt liability are netted against the carrying amount of the related debt liability and debt financing costs associated with a line of credit arrangement are capitalized and included as other assets. Such costs are amortized to interest expense over the term of the debt instrument using the effective interest rate method.

Leased Equipment at Cost
Investments in leased equipment are stated at cost less accumulated depreciation. Leased equipment is depreciated on a straight-line basis over the lease term, which is 12 years, to the asset’s residual value.

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
December 31, 2016

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
December 31, 2016

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

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

Initial Direct Costs
We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We pay acquisition fees to our Investment Manager of up to 2.5% of the purchase price of the investment made in Capital Assets by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Assets over the amount of the investment, if any. The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed in our consolidated statements of operations.

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

We recognize all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of such instruments are recognized immediately in earnings unless certain criteria are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which we must document and assess at inception and on an ongoing basis, we recognize the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

Income Taxes
We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual partners rather than our business as a whole. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest associated with income taxes are included in general and administrative expense on our consolidated statements of operations. We are currently under examination by the City of New York Department of Finance related to UBT. The tax years that remain open for examination include from 2013 to 2016. We have provided for such UBT taxes related to the years open for examination, including amounts covering interest and penalties, where applicable. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

For any consolidated foreign subsidiary that is taxed as a corporation in its local tax jurisdiction, we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

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

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. We adopted ASU 2014-15 on December 31, 2016, which did not have an effect on our consolidated financial statements.

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

Other Recent Accounting Pronouncements
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements is ongoing and our implementation efforts have included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. We continue to evaluate the timing of recognition of various revenue; however, since a substantial portion of our revenue is recognized from our leasing contracts, which is subject to ASU 2016-02 (as defined below), such revenue is excluded from our evaluation of ASU 2014-09.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

In October 2016, FASB issued ASU No. 2016-17, Consolidation (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in such entity held by related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. Under ASU 2016-17, a single decision maker is not required to consider indirect interests held by related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. The adoption of ASU 2016-17 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. As a result of our adoption of ASU

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

2015-02 on January 1, 2016, we are required to apply the amendments within ASU 2016-17 retrospectively to when we initially applied the amendments within ASU 2015-02. We are currently in the process of evaluating the impact of the adoption of ASU 2016-17 on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We are currently in the process of evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.

(3)    Net Investment in Notes Receivable
As of December 31, 2016 and 2015, we had net investment in notes receivable on non-accrual status of $5,397,913, which had been fully reserved.

As of December 31, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $953,389, respectively, of which an aggregate of $1,380,312 was over 90 days past due. As of December 31, 2015, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $461,211, respectively, of which an aggregate of $522,913 was over 90 days past due. TMA has been in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the Senior Loan (as defined elsewhere in this Note 3) in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan (as defined elsewhere in this Note 3) are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. As of December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $800,000. Interest on the ICON Loan is currently being accrued.

Net investment in notes receivable consisted of the following:

	December 31,
	2016	2015
Principal outstanding (1)	$46,936,267	$34,214,368
Initial direct costs	488,192	1,519,922
Deferred fees	(1,895,395)	(322,621)
Credit loss reserve (2)	(5,397,913)	(5,397,913)
Net investment in notes receivable (3)	$40,131,151	$30,013,756

(1)	As of December 31, 2016 and 2015, total principal outstanding related to our impaired loan of $5,178,776 was related to Ensaimada (defined below).
(2)    As of December 31, 2016 and 2015, the credit loss reserve of $5,397,913 was related to Ensaimada.
(3)    As of December 31, 2016 and 2015, net investment in note receivable related to our impaired loan was $0.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

On November 22, 2011, we made a secured term loan to Ensaimada S.A. ("Ensaimada") in the amount of $5,298,947. The loan bore interest at 17% per year. The loan matured in November 2016 and is currently past due. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by both N&P Shipping Co. ("N&P"), the parent company of Ensaimada, and by one of N&P’s shareholders.

As a result of (i) a depressed market for dry bulk carriers, (ii) interest payments that were historically paid late by Ensaimada and (iii) discussions with Ensaimada regarding a prepayment plan for an amount that was expected to be less than the full principal balance of the loan, our Investment Manager assessed the collectability of the loan and determined to reserve the remaining principal balance of the loan that we did not expect to recover pursuant to such prepayment plan. Accordingly, the loan was placed on non-accrual status and a credit loss reserve of $794,842 was recorded during the three months ended June 30, 2015. Interest income was recognized on a cash basis for the three months ended June 30, 2015 as we expected at the time to continue collecting interest on the loan until the earlier of the proposed prepayment and the maturity of the loan. During the three months ended September 30, 2015, our Investment Manager was advised by Ensaimada that its plans for a refinancing transaction that would have enabled it to prepay the loan did not materialize. In addition, Ensaimada did not make its quarterly interest payment under the loan for the quarter ended September 30, 2015. Based on discussions with Ensaimada at the time, our Investment Manager believed that it was likely that the loan would be extended and restructured. Accordingly, our Investment Manager concluded that there was doubt regarding Ensaimada’s ability to repay the entire principal balance of the loan at maturity. As of September 30, 2015, our Investment Manager performed an analysis to assess the collectability of the loan under various recovery scenarios, including with or without the extension and restructuring of the loan and the then current fair market value of the collateral. Historical sale values of comparable dry bulk carriers and the then current fair market value of the vessel were critical components of this analysis. Based on this analysis, an additional credit loss reserve of $946,879 was recorded during the three months ended September 30, 2015. Since the three months ended September 30, 2015, any payments received from Ensaimada would have been applied to principal as there was doubt regarding the ultimate collectability of principal. During December 2015, our Investment Manager met with Ensaimada to discuss a potential restructuring of the loan, but no agreement was reached. In addition, our Investment Manager considered at the time (i) the maturity of the loan in November 2016, (ii) the lack of additional discussions with Ensaimada regarding a potential restructuring of the loan since December 2015 and (iii) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which has priority over our loan. Based upon these considerations, our Investment Manager determined to fully reserve the outstanding balance due under the loan as of December 31, 2015. We have been engaged in discussions with Ensaimada and the guarantor regarding the unpaid balance of the loan. The aggregate credit loss recorded during the year ended December 31, 2015 was $5,397,913. For the year ended December 31, 2016, we did not recognize any finance income. For the year ended December 31, 2015, we recognized finance income of $154,659 (of which $99,970 was recognized on cash basis) prior to the loan being considered impaired. As of December 31, 2016 and 2015, our net investment in note receivable related to Ensaimada was $0, after being fully reserved at $5,397,913.

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
December 31, 2016

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

On April 5, 2013, we made a secured term loan in the amount of $13,500,000 to Lubricating Specialties Company (“LSC”) as part of an $18,000,000 facility. The loan bore interest at 13.5% per year and was scheduled to mature on August 1, 2018.  The loan was secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory. On December 30, 2016, we, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Investment Manager, entered into a new secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $24,375,000 was funded on such date. The new loan bears interest at the London Interbank Offered Rate ("LIBOR"), subject to a 1% floor, plus 11.0% per year, and is for a period of four years maturing on December 30, 2020. The new loan is secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets. On December 30, 2016, LSC used a portion of the proceeds from the new loan to satisfy its obligations in connection with the prior loan by making a prepayment of $10,306,130, comprised of all outstanding principal, accrued interest and a prepayment fee of $202,081. The prepayment fee was recognized as additional finance income.

 On July 12, 2013, we made a secured term loan in the amount of £4,000,000 (US$6,001,200) to Quattro Plant Limited (“Quattro”). The loan bore interest at 15% per year and was for a period of 36 months. The loan was secured by a second priority security interest in all of Quattro’s rail support construction equipment, all existing and future assets owned by Quattro and its accounts receivable. On May 20, 2016, Quattro satisfied its obligations in connection with the loan by making a prepayment of £2,295,000 (US$3,312,139), comprised of all outstanding principal, accrued interest and a collateral fee payable in accordance with the loan agreement.

On October 4, 2013, we provided a $17,500,000 first drawdown on a secured term loan facility of up to $40,000,000 to Varada Ten Pte. Ltd. ("Varada"). The facility was comprised of three loans, each to be used toward the purchase or refinancing of a respective vessel. The facility bore interest at 15% per year and was for a period of approximately 96 months, depending on the delivery and acceptance dates of two of the vessels and the drawdown date with respect to the third vessel. As a result of, among other things, Varada’s failure to cause the completion of two additional vessels originally scheduled for delivery by September 30, 2014, the facility was only secured by a first priority security interest in and earnings from one vessel that was sub-chartered by Varada. In accordance with the facility agreement, as Varada’s aggregate drawdown was less than $38,500,000 at September 30, 2014, we were entitled to a $2,100,000 undrawn commitment fee (the “Undrawn Commitment Fee”), which was recognized as additional finance income. As of December 31, 2014, we had an outstanding receivable of $18,497,860, of which $2,076,338 was over 90 days past due. Despite a portion of the outstanding balance being over 90 days past due, we had been accounting for the net investment in note receivable on an accrual basis as our Investment Manager believed that all contractual interest and principal payments and the Undrawn Commitment Fee were still collectible based on the estimated fair value of the collateral securing the loan net the related estimated costs to sell the collateral.  As a result, we continued to recognize finance income on an accrual basis. On July 28, 2015, Varada satisfied its obligations in connection with the secured term loan facility by making a prepayment of $18,524,638, comprised of all outstanding principal, accrued interest and a prepayment fee of $100,000. The prepayment fee was recognized as additional finance income.

On July 14, 2014, we, ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), an entity also managed by our Investment Manager, and Fund Fourteen (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels.  As of December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $800,000. The amendment qualified as a new loan under U.S. GAAP and therefore, we wrote off the initial direct costs and deferred revenue associated with the ICON Loan of $77,524 as a charge against finance income. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA has been in technical default and in payment default while available cash has been swept by the senior lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under the ICON Loan are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. Interest on the ICON Loan is currently being accrued.

On September 24, 2014, we, Fund Twelve, Fund Fourteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $5,000,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was for a period of six years. The loan was secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $5,163,889, comprised of all outstanding principal, accrued interest and a prepayment fee of $100,000. The prepayment fee was recognized as additional finance income.

On December 20, 2016, we, Fund Fourteen and Fund Sixteen entered into a secured term loan credit facility agreement with CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”) to provide a credit facility of up to $7,400,000, of which our commitment of $5,550,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is for a period of four years, maturing on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel.

Credit loss allowance activities for the years ended December 31, 2016 and 2015 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2014	$631,986
Provisions	6,095,300
Write-offs, net of recoveries	(1,329,373)
Allowance for credit loss as of December 31, 2015	$5,397,913
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of December 31, 2016	$5,397,913

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

(4)    Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2016	2015
Marine vessels	$—	$81,651,931
Photolithograph immersion scanner	—	79,905,122
Geotechnical drilling vessels	124,573,141	62,280,258
Leased equipment at cost	124,573,141	223,837,311
Less: accumulated depreciation	6,530,460	40,253,258
Leased equipment at cost, less accumulated depreciation	$118,042,681	$183,584,053

Depreciation expense was $29,672,712 and $32,244,342 for the years ended December 31, 2016 and 2015, respectively.

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
Photolithograph Immersion Scanner
On December 1, 2014, we, through ICON Taiwan Semiconductor, LLC Taiwan Branch, the Taiwan branch of our wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (the "Inotera Taiwan Branch"), purchased a photolithograph immersion scanner for $77,723,338. The purchase was financed through a letter of credit facility (the “LC Facility”) provided

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

by DBS Bank Ltd. On January 5, 2015, the LC Facility was repaid in full through cash of $14,157,628 and a drawdown on a senior loan facility (the “Senior Facility”) with DBS Bank (Taiwan) Ltd. (“DBS Taiwan”). We entered into a 24-month lease with Inotera Memories, Inc. (“Inotera”), which commenced simultaneously upon the purchase of the scanner. On November 29, 2016, Inotera purchased the photolithograph immersion scanner pursuant to the terms of the lease for $34,134,981. No gain or loss was recognized as a result of the sale.
Geotechnical Drilling Vessels
On December 23, 2015, a joint venture owned 75% by us, 15% by Fund Fourteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) a seller's credit of $11,250,000. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel and therefore, such cash was included in our consolidated balance sheet at December 31, 2015. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and a seller's credit of $11,250,000. The senior secured loans bear interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year.

As a result of Fugro obtaining additional third party financing, effective December 31, 2016, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters to, among other things, increase the daily charter rate and provide for additional security deposits. Also, effective December 31, 2016, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

Marine Vessel
On December 20, 2012, we, through ICON Hoegh, LLC (“ICON Hoegh”), a joint venture owned 80% by us and 20% by Fund Fourteen, purchased a car carrier vessel, the Hoegh Copenhagen, for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller's credit. Simultaneously, the Hoegh Copenhagen was bareboat chartered to Hoegh Autoliners Shipping AS for a period of eight years. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Hoegh for net sales proceeds of $21,007,515. As a result, we recorded a gain on sale of $1,137,793, which was included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Hoegh, the third party purchaser acquired ownership of the Hoegh Copenhagen and assumed all outstanding senior debt obligations and the seller’s credit of $37,555,540 and $6,659,432, respectively, associated with such vessel. For the years ended December 31, 2016 and 2015, pre-tax income of ICON Hoegh was $1,084,897 and $2,347,315, respectively, of which the pre-tax income attributable to us was $867,917 and $1,877,852, respectively.

Aggregate annual minimum future rentals receivable due from our non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2016:

Years Ending December 31,
2017	$13,562,500
2018	13,387,750
2019	13,304,250
2020	13,348,450
2021	13,373,800
Thereafter	77,760,000
$144,736,750

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

(5)    Net Investment in Finance Leases

As of December 31, 2016 and 2015, we had net investment in finance leases on non-accrual status of $8,000,000 and $0, respectively, and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	December 31,
	2016	2015
Minimum rents receivable (1)	$22,526,705	$73,186,778
Estimated unguaranteed residual values	390,286	2,127,162
Initial direct costs	255,720	1,066,616
Unearned income	(5,580,203)	(16,697,150)
Credit loss reserve (2)	(7,271,958)	—
Net investment in finance leases	$10,320,550	$59,683,406

(1)	As of December 31, 2016, total minimum rents receivable related to our impaired finance leases of $19,875,450 was related to the AMC Ambassador (discussed below).

(2)	As of December 31, 2016, the credit loss reserve of $7,271,958 was related to the AMC Ambassador.

Marine Vessels
On December 19, 2011, a joint venture owned 60% by us and 40% by Fund Fourteen agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited ("Ezra"). On December 20, 2011, the joint venture funded $9,000,000 of the purchase price through a combination of debt and equity, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Marine Management, LLC ("Gallatin") for a period of nine years to commence on the delivery date of the vessel. Gallatin’s obligations under the bareboat charter are guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. As of December 31, 2016, the joint venture’s notes payable to us and Fund Fourteen were $4,376,696 and $2,917,799, respectively. As of December 31, 2015, the joint venture’s notes payable to us and Fund Fourteen were $3,922,035 and $2,614,691, respectively. The notes bear interest at 15.5% per year and mature on June 4, 2019.

In May 2016, Gallatin began paying its monthly charter payments late and all charter payments have ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS Chiyoda Subsea Limited (“EMAS”), the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Our Investment Manager is currently considering certain options, which include, without limitation, repossessing and selling the vessel.

Consequently, as of December 31, 2016, our Investment Manager assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. An additional credit loss may be recorded by us in future periods if the collectability assessment of the finance lease continues to be based on collateral value and the fair market value of the vessel decreases from its current estimate. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income. Additionally, as collectability of the remaining lease payments is in doubt, finance income will be recognized only to the extent cash receipts are in excess of all contractual lease payments due. For the years ended December 31, 2016 and 2015, we recognized finance income of $1,424,846 and $2,164,054, respectively, of which no amount was recognized on a cash basis, prior to the finance lease being considered impaired. As of December 31, 2016 and 2015, our total net investment in finance lease related to Gallatin was $8,000,000 and $17,517,912, respectively.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

On April 2, 2013, two joint ventures each owned 55% by us and 45% by Fund Fourteen purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso (collectively, the "Ardmore Vessels"), from wholly-owned subsidiaries of Ardmore Shipholding Limited (“Ardmore”). Simultaneously, the Ardmore Vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years. The aggregate purchase price for the Ardmore Vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. On April 5, 2016, Ardmore, in accordance with the terms of the bareboat charters, exercised its options to purchase the Ardmore Vessels from the two joint ventures for an aggregate purchase price of $26,990,000. In addition, Ardmore paid all break costs and legal fees incurred by the joint ventures with respect to the sale of the Ardmore Vessels. No significant gain or loss was recorded as a result of these sales. A portion of the proceeds from the sale of the Ardmore Vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations of $17,942,074.

Auto Manufacturing Equipment
On September 15, 2015, we purchased auxiliary support equipment and robots used in the production of certain automobiles for $2,691,629, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months.

On December 29, 2015, we, through ICON Challenge III, LLC ("ICON Challenge III"), a joint venture owned 75% by us and 25% by Fund Sixteen, purchased stamping presses and miscellaneous support equipment used in the production of certain automobiles for $11,978,455, which were simultaneously leased to Challenge for 60 months. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge III for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of $53,043, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Challenge III, the third party purchaser acquired ownership of the stamping presses and miscellaneous support equipment. For the years ended December 31, 2016 and 2015, pre-tax income of ICON Challenge III was $598,821 and $7,820, respectively, of which the pre-tax income attributable to us was $449,116 and $5,865, respectively.

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years and thereafter consisted of the following at December 31, 2016:

Years Ending December 31,
2017	$5,363,092
2018	4,988,767
2019	4,988,767
2020	5,326,529
2021	1,859,550
Thereafter	—
$22,526,705
(6)    Investment in Joint Ventures

On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC), an entity also managed by our Investment Manager, and 21% by Fund Twelve purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. ("JAC") from Standard Chartered Bank for $28,462,500. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and matures in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The subordinated credit facility is secured by a second priority security interest in all JAC’s assets, which include, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex. Our initial contribution to the joint venture was $12,296,208.

 During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the facility. During the three months ended June 30, 2015, an expected tolling arrangement with JAC’s suppliers that would have allowed JAC’s manufacturing facility to resume operations did not commence as originally anticipated. Accordingly, our Investment

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility. Our Investment Manager visited JAC’s manufacturing facility and engaged in discussions with JAC’s other stakeholders to agree upon a restructuring plan. Based upon such discussions, which included a potential conversion of a portion of the facility to equity and/or a restructuring of the facility, our Investment Manager believed that the joint venture may potentially not be able to recover approximately $7,200,000 to $25,000,000 of the outstanding balance due from JAC as of June 30, 2015. During the three months ended June 30, 2015, the joint venture recognized a credit loss of $17,342,915, which our Investment Manager believed was the most likely outcome based upon the negotiations at the time. Our share of the credit loss was $7,161,658. During the three months ended June 30, 2015, the joint venture placed the facility on non-accrual status and ceased to recognize finance income. During the three months ended September 30, 2015, discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015. Our Investment Manager reassessed the collectability of the facility by considering the following factors: (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. Our Investment Manager also considered the proposed plan of converting a portion of the facility to equity and/or restructuring the facility in the event that JAC’s stakeholders recommenced discussions. Based upon such reassessment, our Investment Manager believed that the joint venture may potentially not be able to recover approximately $21,800,000 to $27,000,000 of the outstanding balance due from JAC prior to recording the initial credit loss. During the three months ended September 30, 2015, the joint venture recognized an additional credit loss of $8,928,735, which our Investment Manager believed was the most likely outcome derived from its reassessment. Our share of the credit loss for the three months ended September 30, 2015 was $3,571,494.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. Our Investment Manager updated the collectability analysis under the facility as of December 31, 2015 and determined that comparable enterprise values derived from EBITDA multiples and trading prices of unsecured distressed debt in comparable industries each decreased. In addition, our Investment Manager considered that, as of December 31, 2015, (i) a tolling arrangement with JAC’s suppliers did not commence as originally anticipated; (ii) no further discussions occurred between JAC, the joint venture, the senior lenders and certain other stakeholders of JAC regarding a restructuring plan and (iii) JAC’s manufacturing facility continued to be non-operational. Based upon these factors, our Investment Manager believed that the joint venture’s ultimate collectability of the facility could result in less of a recovery from its prior estimate. As a result, our Investment Manager determined to record an additional credit loss of $5,365,776, which our Investment Manager believed was the most likely outcome derived from its reassessment as of December 31, 2015. Our share of the credit loss for the three months ended December 31, 2015 was $2,146,310. In July 2016, the tolling arrangement was finally implemented and the manufacturing facility resumed operations. Although our Investment Manager believes that the marketability of JAC’s manufacturing facility should improve now that it has recommenced operations, our Investment Manager does not anticipate that JAC will make any payments to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment and also considered the additional senior debt incurred by JAC, which has priority over the joint venture’s facility. Based upon this reassessment, our Investment Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,146,310. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. Our Investment Manager continues to closely monitor the operations of JAC, the receivership process and the marketing process for sale of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. The joint venture did not recognize any finance income for the year ended December 31, 2016. For the year ended December 31, 2015, the joint venture recognized finance income of $1,152,580, of which no amount was recognized on a cash basis, prior to the facility being considered impaired. As of December 31, 2016 and 2015, the total net investment in notes receivable held by the joint venture was $0 and $5,365,776, respectively, and our total investment in the joint venture was $0 and $2,152,337, respectively.

Information as to the results of operations of this joint venture is summarized as follows:

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

	Years Ended December 31,
	2016	2015
Revenue	$—	$1,152,580
Net loss	$(5,402,809)	$(30,495,021)
Our share of net loss	$(2,164,341)	$(12,439,662)

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395. On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000. In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment. On December 8, 2015 and December 7, 2016, the joint venture further amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk's breach of certain financial covenants and received additional amendment fees of $75,000 and $150,000, respectively.

On March 28, 2014, a joint venture owned 27.5% by us, 60% by Fund Twelve and 12.5% by Fund Sixteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $3,266,352. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of $1,480,000 that were scheduled to be paid in 2018 were paid by October 31, 2014. In addition, the joint venture received an amendment fee of $100,000. On January 14, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, the joint venture recognized finance income of approximately $1,400,000, of which our share was approximately $385,000.

On July 10, 2015, ICON Challenge, LLC ("ICON Challenge"), a joint venture owned 50% by us, 40% by Fund Fourteen and 10% by Fund Sixteen, purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge for 60 months. Our contribution to ICON Challenge was $4,991,894. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale. For the years ended December 31, 2016 and 2015, our share of pre-tax income recognized by ICON Challenge was $241,080 and $256,216, respectively.
(7)    Non-Recourse Long-Term Debt

As of December 31, 2016 and 2015, we had the following non-recourse long-term debt:

	December 31,
Counterparty	2016	2015	Maturity	Rate
ABN AMRO, Rabobank, NIBC	$83,416,666	$45,500,000	2020	4.117% *
DVB Bank SE	6,250,000	8,750,000	2019	4.997%
DVB Bank America N.V.	—	39,750,000	N/A	N/A
DBS Bank (Taiwan) Ltd.	—	37,501,639	N/A	N/A
NIBC Bank N.V.	—	18,200,000	N/A	N/A
	89,666,666	149,701,639
Less: debt issuance costs	1,594,654	1,678,576
Total non-recourse long-term debt	$88,072,012	$148,023,063

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

* The interest rate was fixed after giving effect to the interest rate swaps entered into on February 8, 2016 (see below).

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2016 and 2015, the total carrying value of assets subject to non-recourse long term debt was $126,042,681 and $228,696,073, respectively.

On December 20, 2012, ICON Hoegh drew down on its loan facility with DVB Bank America N.V. ("DVB Bank America") in the amount of $53,000,000 at a fixed rate of 4.6% to partly finance the purchase of the Hoegh Copenhagen. On June 8, 2016, as part of the sale of 100% of the limited liability company interests of ICON Hoegh, the unaffiliated third party purchaser assumed all outstanding senior debt obligations totaling $37,555,540 to DVB Bank America associated with such vessel.
On March 28, 2013, two joint ventures owned 55% by us and 45% by Fund Fourteen drew down on their senior secured term loan facility with NIBC in the aggregate amount of $22,750,000 at LIBOR plus 3.75% to partly finance the purchase of the Ardmore Vessels. On April 5, 2016, simultaneously with our sale of the Ardmore Vessels, we satisfied in full the outstanding non-recourse long-term debt obligations to NIBC of $17,942,074.
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

On December 1, 2014, we partly financed the acquisition of a photolithograph immersion scanner through the LC Facility. The LC Facility had a term of two months and bore interest at 3.48% per year. On January 5, 2015, the LC Facility was repaid in full through cash of $14,157,628 and a drawdown on the Senior Facility with DBS Taiwan. The Senior Facility had a term of 24 months and bore interest at a rate of 2.55% per year for tranche A and 6.51% per year for tranche B. As of the drawdown date of January 5, 2015, $48,597,638 and $14,968,072 of the Senior Facility was allocated to tranche A and tranche B, respectively. The Senior Facility was secured by, among other things, an assignment of the rental payments under the lease with Inotera and a first priority security interest in the scanner. On November 30, 2016, we satisfied our obligations under the Senior Facility in full by making a payment of $15,127,030, using a portion of the proceeds from the sale of the scanner to Inotera in November 2016.
We, through two indirect subsidiaries, partly financed the acquisition of the Fugro Vessels by entering into a non-recourse facility agreement with ABN AMRO, Rabobank and NIBC in the aggregate amount of $91,000,000. On December 24, 2015, $45,500,000 was drawn down from the loan for the acquisition of the Fugro Scout. On January 8, 2016, the remaining $45,500,000 was drawn down for the acquisition of the Fugro Voyager. The senior secured loans bear interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Effective December 31, 2016, as part of amending the bareboat charters with the affiliates of Fugro, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters. As a result, the interest rate on the senior secured loans were amended to LIBOR plus 3.2% at December 31, 2016, without accounting for the impact of the interest rate swaps.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

As of December 31, 2016 and 2015, we had capitalized net debt financing costs related to our non-recourse long-term debt of $1,594,654 and$1,678,576, respectively. For the years ended December 31, 2016 and 2015, we recognized additional interest expense of $753,936 and $364,991, respectively, related to the amortization of debt financing costs.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter consisted of the following at December 31, 2016:

Years Ending December 31,
2017	$10,083,334
2018	10,083,334
2019	8,833,334
2020	60,666,664
2021	—
Thereafter	—
$89,666,666

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB Bank SE (“DVB SE”) in the amount of $17,500,000 at a fixed rate of 4.997% to partly finance the purchase of the AMC Ambassador. As of December 31, 2016, the outstanding principal balance of the loan facility was $6,250,000. As a result of, among other things, Gallatin’s payment default on the bareboat charter and Chapter 11 bankruptcy proceedings commenced by Gallatin and EMAS, we were notified of an event of default on our non-recourse long-term debt on March 29, 2017. DVB SE has reserved, but not exercised, its rights under the loan agreement.

At December 31, 2016, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.
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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2016, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

 As of December 31, 2016 and 2015, we had capitalized net debt financing costs related to our Facility of $9,134 and $31,057, respectively, which was included in other assets in our consolidated balance sheets. For the years ended December 31, 2016 and 2015, we recognized additional interest expense of $21,923 and $21,193, respectively, related to the amortization of debt financing costs.

At December 31, 2016, we had $5,731,668 available under the Facility pursuant to the borrowing base.
(9)    Transactions with Related Parties
We have entered into agreements with our General Partner, our Investment Manager and CION Securities, whereby we pay or paid certain fees and reimbursements to these parties. CION Securities was entitled to receive a 3.0% dealer-manager fee from the gross proceeds from sales of our Interests.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

We pay our Investment Manager (i) a management fee of up to 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees, through the end of the operating period, of up to 2.50% of the total purchase price (including indebtedness incurred or assumed therewith) of, or the value of the Capital Assets secured by or subject to, each of our investments. Effective July 1, 2016, our Investment Manager reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from our investments).

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

We paid distributions to our General Partner of $119,663 and $159,507 for the years ended December 31, 2016 and 2015, respectively. Our General Partner’s interest in our net income (loss) was $2,487 and $(105,050) for the years ended December 31, 2016 and 2015, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2016	2015
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$—	$2,853,563
ICON Capital, LLC	Investment Manager	Management fees (2)	1,149,563	1,820,446
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (2)	1,642,715	1,940,952
Fund Fourteen	Noncontrolling interest	Interest expense (2)	410,565	411,509
			$3,202,843	$7,026,470
(1)  Amount capitalized and amortized to operations.
(2)  Amount charged directly to operations.

At December 31, 2016, we had a net payable of $3,208,866 due to our General Partner and affiliates that primarily consisted of a note payable of $2,917,799 and accrued interest of $28,863 due to Fund Fourteen related to its noncontrolling interest in a vessel, the AMC Ambassador, and administrative expense reimbursements of $113,475 and management fees of $176,427 due to our Investment Manager.

At December 31, 2015, we had a net payable of $5,682,643 due to our General Partner and affiliates that primarily consisted of a note payable of $2,614,691 and accrued interest of $30,396 due to Fund Fourteen related to its noncontrolling interest in the AMC Ambassador, and administrative expense reimbursements of $519,380 and acquisition fees of $2,437,500 due to our Investment Manager.

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
December 31, 2016

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

Credit Risk
Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of December 31, 2016, the termination value would be a receivable of $1,599,436.

Non-designated Derivatives
On February 8, 2016, we entered into two interest rate swaps with ABN AMRO that are not designated and not qualifying as cash flow hedges. As of December 31, 2016, the aggregate notional amount of the two interest rate swaps was $83,416,687. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges are recorded directly in earnings, which is included in gain on derivative financial instruments on our consolidated statements of operations.

We had no derivative financial instruments as of December 31, 2015. The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of December 31, 2016.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

	Asset Derivatives
		December 31, 2016
	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative financial instruments	$1,583,000

Our derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on our consolidated statements of operations for the year ended December 31, 2016 of $1,199,915.
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

Financial Assets Measured on a Recurring Basis
Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our Investment Manager’s assessment, on our behalf, of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,583,000	$—	$1,583,000

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
December 31, 2016

use of comparable transactions. The valuation of our financial assets, such as notes receivable or finance leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.

The following tables summarize the valuation of our material non-financial and financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment or credit loss was recorded, while the carrying value of the assets is presented as of December 31, 2016 or 2015:

	Carrying Value at	Fair Value at Impairment Date			Credit Loss for the Year Ended
	December 31, 2016	Level 1	Level 2	Level 3	December 31, 2016
Net investment in finance lease	$8,000,000	$—	$—	$8,000,000	$7,271,958

Our collateral dependent finance lease related to Gallatin was valued based on the estimated fair value of the vessel provided by an independent third party appraiser using a market approach. The estimated fair value was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3 (see Note 5).

	Carrying Value at	Fair Value at Impairment Date			Impairment Loss for the Year Ended
	December 31, 2015	Level 1	Level 2	Level 3	December 31, 2015
Asset held for sale (1)	$—	$—	$—	$4,019,740	$1,180,260
 (1) The equipment previously on lease to Go Frac was reclassified to assets held for sale as of March 31, 2015. In May 2015, the equipment was sold and a gain on sale was realized. See Note 4 for additional information.

The fair value at impairment for our assets held for sale at March 31, 2015 was based on fair value less cost to sell. The estimated fair value of the asset was provided by an independent third-party auctioneer. The estimated fair value and costs to sell were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3. In May 2015, the assets were sold at an auction and a gain on sale was realized (see Note 4).

	Carrying Value at	Fair Value at Impairment Date				Credit Loss for the Year Ended
	December 31, 2015	Level 1	Level 2	Level 3		December 31, 2015
Net investment in note receivable	$—	$—	$—	$268,975	(1)	$697,387
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

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which includes fixed-rate notes receivable, fixed-rate non-recourse long-term debt, and seller’s credits for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. In accordance with U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets and liabilities. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, including the recorded value of our Facility, approximates fair value due to their short-term maturities and/or variable interest rates.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 8.00% and 25.86% as of December 31, 2016. The fair value of the principal outstanding on our fixed-rate non-recourse long-term debt and seller’s credits was derived using discount rates ranging between 3.96% and 15.50% as of December 31, 2016.

	December 31, 2016
	Carrying Amount	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$41,757,490	$41,924,391

Principal outstanding on fixed-rate non-recourse long-term debt	$92,584,465	$92,209,465

Seller's credits	$14,331,692	$14,558,732
(12)    Income Taxes
We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded for the partnership since the liability for these taxes is the responsibility of each of the individual partners rather than us. However, the Inotera Taiwan Branch is taxed as a corporation under the laws of Taiwan, Republic of China. The Taiwan corporate income tax rate was 17.0% for 2016. For the year ended December 31, 2016, the provision for income taxes related to the Inotera Taiwan Branch was $464,646 and was all current.

Under the laws of Taiwan, Republic of China, the Inotera Taiwan Branch is subject to income tax examination for the 2014 tax year and subsequent tax years.

The components of loss before income taxes were:

	Years Ended December 31,
	2016	2015
Non-taxable (1)	$(3,224,549)	$(8,348,153)
Taxable (1)	2,274,263	—
Loss before income taxes	$(950,286)	$(8,348,153)

(1) The distinction between taxable and non-taxable activities was determined based on the location of the relevant taxing authorities.

(13)    Concentrations of Risk

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

For the year ended December 31, 2016, we had two lessees that accounted for 78.3% of our rental and finance income. For the year ended December 31, 2015, we had two lessees that accounted for 67.3% of our rental and finance income. No other lessees or borrowers accounted for more than 10% of our rental and finance income.

As of December 31, 2016, we had one lessee and one borrower that accounted for 62.3% of total assets. As of December 31, 2015, we had three lessees that accounted for 58.6% of total assets.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

As of December 31, 2016, we had one lender that accounted for 74.7% of total liabilities. As of December 31, 2015, we had four lenders that accounted for 82.0% of total liabilities.
(14)    Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2016
	North America	Vessels (a)	Europe	Asia	Total
Revenue:
Finance income	$2,448,725	$3,410,452	$128,362	$—	$5,987,539
Rental income	$—	$17,372,318	$—	$24,149,915	$41,522,233
Income (loss) from investment in joint ventures	$862,044	$263,700	$—	$(2,164,341)	$(1,038,597)

	At December 31, 2016
Long-lived assets:
Net investment in finance leases	$2,320,550	$8,000,000	$—	$—	$10,320,550
Net investment in notes receivable	$22,671,257	$17,459,894	$—	$—	$40,131,151
Leased equipment at cost, net	$—	$118,042,681	$—	$—	$118,042,681
Investment in joint ventures	$1,188,631	$3,170,986	$—	$—	$4,359,617
(a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2015
	North America	Vessels (a)	Europe	Asia	Total
Revenue:
Finance Income	$1,770,861	$7,285,745	$512,344	$—	$9,568,950
Rental Income	$7,873,529	$10,005,174	$—	$26,378,992	$44,257,695
Income (loss) from investment in joint ventures	$903,446	$246,854	$—	$(12,439,662)	$(11,289,362)

	At December 31, 2015
Long-lived assets:
Net investment in finance leases	$14,571,386	$45,112,020	$—	$—	$59,683,406
Net investment in notes receivable	$14,479,829	$12,353,247	$3,180,680	$—	$30,013,756
Leased equipment at cost, net	$—	$128,471,091	$—	$55,112,962	$183,584,053
Investment in joint ventures	$8,048,200	$3,008,482	$—	$2,152,337	$13,209,019
(a) Vessels are generally free to trade worldwide.
(15)   Commitments and Contingencies
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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2016, we had restricted cash of $3,513,940, which is presented within other assets in our consolidated balance sheets.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2016

(16)     Income Tax Reconciliation (unaudited)

At December 31, 2016 and 2015, the partners’ equity included in the consolidated financial statements totaled $111,207,819 and $122,925,384, respectively. Our partner’s capital for federal income tax purposes at December 31, 2016 and 2015 totaled $141,971,677 and $150,872,500, respectively.  The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in the credit loss, depreciation and amortization, noncontrolling interest, state income tax, and taxable income or loss from joint ventures between financial reporting purposes and federal income tax purposes.

The following table reconciles net income (loss) attributable to us for financial statement reporting purposes to the net income attributable to us for federal income tax purposes for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Net income (loss) attributable to Fund Fifteen per consolidated financial statements	$248,749	$(10,505,036)
Depreciation and amortization	5,407,369	297,607
Taxable income from joint ventures	5,946,081	16,316,821
Taxable loss on sale of equipment	(5,944,344)	—
State income tax	(99,866)	(87,725)
Credit loss	—	4,763,211
Taxable loss attributable to noncontrolling interests	(1,527,197)	—
Other	(964,818)	1,839,256
Net income attributable to Fund Fifteen for federal income tax purposes	$3,065,974	$12,624,134

(17)    Subsequent Event

On January 24, 2017, Asphalt Carrier Shipping Company Limited satisfied its obligations in connection with a secured term loan scheduled to mature on December 31, 2018 by making a prepayment of $1,416,952, comprised of all outstanding principal, accrued interest and a prepayment fee of $66,600.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deduction	Balance at End of Year
Deducted from asset accounts:

Year Ended December 31, 2016
Credit loss reserve	$5,397,913	$7,271,958	$—	$12,669,871

Year Ended December 31, 2015
Credit loss reserve	$631,986	$6,095,300	$1,329,373	$5,397,913

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2016, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our General Partner believes that, as of December 31, 2016, its internal control over financial reporting is effective.

Changes in internal control over financial reporting
There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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

Name	Age	Title
Michael A. Reisner	46	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	46	Managing Director and Principal Financial and Accounting Officer

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

Name	Age	Title
Michael A. Reisner	46	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	46	Managing Director and Principal Financial and Accounting Officer

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
Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2016	2015
ICON Capital, LLC	Investment Manager	Acquisition fees (1)	$—	$2,853,563
ICON Capital, LLC	Investment Manager	Management fees (2)	1,149,563	1,820,446
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (2)	1,642,715	1,940,952
Fund Fourteen	Noncontrolling interest	Interest expense (2)	410,565	411,509
			$3,202,843	$7,026,470
(1)  Amount capitalized and amortized to operations.
(2)  Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our General Partner of $119,663 and $159,507 for the years ended December 31, 2016 and 2015, respectively. Our General Partner’s interest in our net income (loss) was $2,487 and $(105,050) for the years ended December 31, 2016 and 2015, respectively.
Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)
We do not have any securities authorized for issuance under any equity compensation plan. The following table sets forth, as of March 27, 2017, the beneficial ownership of each person who is known by us to beneficially own 5% or more of the outstanding Interests.

Name of Beneficial Owner	Number of Interests Owned Beneficially (1)	Percentage (2)
The Louise Herrington Ornelas Trust DTD 3/3/2006	10,000	5.1%

(1)     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Ownership information for those persons who beneficially own 5% or more of our Interests is solely based upon information furnished by our transfer agent.

(2) Based on a total of 197,385 Interests issued and outstanding on March 27, 2017.

(b)	As of March 27, 2017, no directors or officers of our General Partner own any of our equity securities.

(c)	Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.
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
Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2016 and 2015, our auditors provided audit services relating to our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non–audit services rendered by Ernst & Young LLP for the years ended December 31, 2016 and 2015:

	2016	2015
Audit fees	$361,639	$433,568
Tax fees	230,232	197,119
	$591,871	$630,687

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

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON ECI Fund Fifteen, L.P.
(Registrant)

By: ICON GP 15, LLC
(General Partner of the Registrant)

March 30, 2017

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

March 30, 2017

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)