Form 10-Q
period 2017-03-31
ICON ECI FUND FIFTEEN, L.P.
filed 2017-05-15
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2017

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Number of outstanding limited partnership interests of the registrant on May 8, 2017 is 197,385.

ICON ECI Fund Fifteen, L.P.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Cash	$44,454,357	$46,375,576
Net investment in notes receivable	38,822,706	40,131,151
Leased equipment at cost (less accumulated depreciation of $8,157,318 and $6,530,460, respectively)	116,415,823	118,042,681
Vessel	8,000,000	—
Net investment in finance leases	2,242,140	10,320,550
Investment in joint ventures	4,324,320	4,359,617
Derivative financial instruments	1,683,263	1,583,000
Other assets	5,984,199	5,178,094
Total assets	$221,926,808	$225,990,669
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$85,596,778	$88,072,012
Due to General Partner and affiliates, net	2,991,285	3,208,866
Seller's credits	14,459,708	14,331,692
Accrued expenses and other liabilities	3,667,790	4,403,106
Total liabilities	106,715,561	110,015,676

Commitments and contingencies (Note 14)

Equity:
Partners' equity:
Limited partners	111,078,485	111,845,247
General Partner	(645,173)	(637,428)
Total partners' equity	110,433,312	111,207,819
Noncontrolling interests	4,777,935	4,767,174
Total equity	115,211,247	115,974,993
Total liabilities and equity	$221,926,808	$225,990,669

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue and other income:
Finance income	$1,386,545	$2,275,931
Rental income	3,343,483	12,229,504
Income from investment in joint ventures	105,816	664,898
Other income (loss)	9,656	(107,818)
Total revenue and other income	4,845,500	15,062,515

Expenses:
Management fees	89,109	285,922
Administrative expense reimbursements	370,056	330,562
General and administrative	437,816	427,574
Interest	1,332,046	2,483,322
Depreciation	1,626,858	8,576,645
(Gain) loss on derivative financial instruments	(64,664)	282,894
Total expenses	3,791,221	12,386,919
Income before income taxes	1,054,279	2,675,596
Income tax expense	497,925	—
Net income	556,354	2,675,596
Less: net income attributable to noncontrolling interests	10,761	429,032
Net income attributable to Fund Fifteen	$545,593	$2,246,564

Net income attributable to Fund Fifteen allocable to:
Limited partners	$540,137	$2,224,098
General Partner	5,456	22,466
	$545,593	$2,246,564

Weighted average number of limited partnership interests outstanding	197,385	197,385

Net income attributable to Fund Fifteen per weighted average limited partnership interest outstanding	$2.74	$11.27

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	197,385	$111,845,247	$(637,428)	$111,207,819	$4,767,174	$115,974,993
Net income	—	540,137	5,456	545,593	10,761	556,354
Distributions	—	(1,306,899)	(13,201)	(1,320,100)	—	(1,320,100)
Balance, March 31, 2017 (unaudited)	197,385	$111,078,485	$(645,173)	$110,433,312	$4,777,935	$115,211,247

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$556,354	$2,675,596
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(22,957)	210,844
Income from investment in joint ventures	(105,816)	(664,898)
Depreciation	1,626,858	8,576,645
Interest expense from amortization of debt financing costs	134,498	211,216
Interest expense from amortization of seller's credit	148,016	214,456
Other financial (gain) loss	(100,263)	322,413
Paid-in-kind interest	101,020	—
Changes in operating assets and liabilities:
Other assets	(831,316)	1,366,636
Deferred revenue	150,910	414,361
Due from General Partner and affiliates, net	(318,601)	(2,700,063)
Distributions from joint ventures	46,799	623,233
Accrued expenses and other liabilities	(886,226)	(676,818)
Net cash provided by operating activities	499,276	10,573,621
Cash flows from investing activities:
Purchase of equipment	—	(9,875,000)
Investment in joint ventures	(11,881)	—
Principal received on finance leases	77,812	1,036,131
Distributions received from joint ventures in excess of profits	106,195	1,982,410
Change in restricted cash	19,730	825,063
Principal received on notes receivable	1,332,000	319,219
Net cash provided by (used in) investing activities	1,523,856	(5,712,177)
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(2,520,833)	(8,277,597)
Repayment of seller's credits	(20,000)	—
Payment of debt financing costs	(83,418)	(1,706,250)
Distributions to noncontrolling interests	—	(370,578)
Distributions to partners	(1,320,100)	(3,969,524)
Net cash used in financing activities	(3,944,351)	(14,323,949)
Net decrease in cash	(1,921,219)	(9,462,505)
Cash, beginning of period	46,375,576	18,067,904
Cash, end of period	$44,454,357	$8,605,399

Supplemental disclosure of cash flow information:
Cash paid for interest	$947,051	$1,688,212

Supplemental disclosure of non-cash investing and financing activities:
Vessel purchased with non-recourse long-term debt paid directly to seller	$—	$45,500,000
Vessel purchased with subordinated non-recourse financing provided by seller	$—	$6,917,883

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2017
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

(2)    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.  The results for the interim period are not necessarily indicative of the results for the full year.

Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the three months ended March 31, 2017 and 2016, the predominant cash generated from restricted cash was related to the release of cash originally contributed by us and the noncontrolling interests that was previously restricted for the purpose of maintaining certain minimum cash reserves pursuant to a provision in the applicable non-recourse long-term debt agreement. As a result, these changes in restricted cash were classified within cash flows from investing activities for both periods.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve
ICON Capital, LLC, a Delaware limited liability company (the "Investment Manager"), monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Investment Manager may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

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
March 31, 2017
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

Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. We adopted ASU 2016-05 on January 1, 2017, which did not have an effect on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. We adopted ASU 2016-07 on January 1, 2017, which did not have an effect on our consolidated financial statements.

In October 2016, FASB issued ASU No. 2016-17, Consolidation (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in such entity held by related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. Under ASU 2016-17, a single decision maker is not required to consider indirect interests held by related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. We adopted ASU 2016-17 on January 1, 2017, which did not have an effect on our consolidated financial statements.

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
March 31, 2017
(unaudited)

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

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. Based on our preliminary assessment, most, if not all, of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

(3)    Net Investment in Notes Receivable
As of March 31, 2017 and December 31, 2016, we had net investment in notes receivable on non-accrual status of $5,397,913, which had been fully reserved.

As of March 31, 2017 and December 31, 2016, our note receivable related to Ensaimada S.A. (“Ensaimada”) totaled $5,397,913, which had been fully reserved. On November 22, 2011, we made a secured term loan to Ensaimada in the amount of $5,298,947. The loan bore interest at 17% per year. The loan matured in November 2016 and is currently past due. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by both N&P Shipping Co. ("N&P"), the parent company of Ensaimada, and by one of N&P’s shareholders. We have been engaged in discussions with Ensaimada and the guarantor regarding the unpaid balance of the loan.

 As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan and (iv) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which have priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. For the three months ended March 31, 2017 and 2016, we did not recognize any finance income. As of March 31, 2017 and December 31, 2016, our net investment in note receivable related to Ensaimada was $0.

As of March 31, 2017, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $1,064,668, respectively, of which an aggregate of $1,595,867 was over 90 days past due. As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $953,389, respectively, of which an aggregate of $1,380,312 was over 90 days past due. TMA has been in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the "Senior Loan") in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of March 31, 2017, our Investment Manager continues to believe that all contractual interest and outstanding principal payments under our tranche of the facility (the "ICON Loan") are collectible. As a result, we continue to account for our net investment in note receivable related to TMA on an accrual basis despite a portion of the outstanding balance being over 90 days past due. As of March 31, 2017 and December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $1,200,000 and $800,000, respectively. Interest on the ICON Loan is currently being accrued.

Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2017	2016
Principal outstanding (1)	$45,604,267	$46,936,267
Initial direct costs	360,525	488,192
Deferred fees	(1,744,173)	(1,895,395)
Credit loss reserve (2)	(5,397,913)	(5,397,913)
Net investment in notes receivable (3)	$38,822,706	$40,131,151

(1)	As of March 31, 2017 and December 31, 2016, total principal outstanding related to our impaired loan of $5,178,776 was related to Ensaimada.

(2)	As of March 31, 2017 and December 31, 2016, the credit loss reserve of $5,397,913 was related to Ensaimada.

(3)	As of March 31, 2017 and December 31, 2016, net investment in note receivable related to our impaired loan was $0.

On January 24, 2017, Asphalt Carrier Shipping Company Limited ("Asphalt") satisfied its obligations in connection with a secured term loan scheduled to mature on December 31, 2018 by making a prepayment of $1,416,952, comprised

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

of all outstanding principal, accrued interest and a prepayment fee of $66,600. The prepayment fee was recognized as additional finance income.

Credit loss allowance activities for the three months ended March 31, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$5,397,913
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of March 31, 2017	$5,397,913

Credit loss allowance activities for the three months ended March 31, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$5,397,913
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of March 31, 2016	$5,397,913
(4)    Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2017	2016
Geotechnical drilling vessels	$124,573,141	$124,573,141
Leased equipment at cost	124,573,141	124,573,141
Less: accumulated depreciation	8,157,318	6,530,460
Leased equipment at cost, less accumulated depreciation	$116,415,823	$118,042,681

Depreciation expense was $1,626,858 and $8,576,645 for the three months ended March 31, 2017 and 2016, respectively.
(5)    Net Investment in Finance Leases

As of March 31, 2017, we had no net investment in finance lease on non-accrual status and no net investment in finance lease that was past due 90 days or more and still accruing. As of December 31, 2016, we had net investment in finance leases on non-accrual status of $8,000,000, and no net investment in finance leases that was past due 90 days or more and still accruing.

On December 19, 2011, a joint venture owned 60% by us and 40% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Investment Manager, agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited ("Ezra"). The joint venture entered into a bareboat charter with Gallatin Marine Management, LLC ("Gallatin") for a period of nine years to commence on the delivery date of the vessel. Gallatin’s obligations under the bareboat charter are guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the purchase price through a combination of related party notes payable, non-recourse long-term debt and equity. In May 2016, Gallatin began paying its monthly charter payments late and all charter payments ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS Chiyoda Subsea Limited (“EMAS”), the time charterer of the vessel, filed a

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Consequently, as of December 31, 2016, our Investment Manager assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income. For the three months ended March 31, 2017 and 2016, we recognized finance income of $0 and $499,406, respectively, of which no amount was recognized on a cash basis, prior to the finance lease being considered impaired. As of March 31, 2017 and December 31, 2016, our total net investment in finance lease related to Gallatin was $8,000,000.

In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. Upon such termination, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. Our Investment Manager is currently in the process of taking physical possession of the vessel and seeking new charter proposals to re-employ the vessel.

Net investment in finance leases consisted of the following:

	March 31,	December 31,
	2017	2016
Minimum rents receivable (1)	$2,505,906	$22,526,705
Estimated unguaranteed residual values	390,286	390,286
Initial direct costs	42,592	255,720
Unearned income	(696,644)	(5,580,203)
Credit loss reserve (2)	—	(7,271,958)
Net investment in finance leases	$2,242,140	$10,320,550

(1)	As of December 31, 2016, total minimum rents receivable related to our impaired finance lease of $19,875,450 was related to the AMC Ambassador.

(2)	As of December 31, 2016, the credit loss reserve of $7,271,958 was related to the AMC Ambassador.

(6)    Vessel

Upon the termination of the bareboat and time charters with Gallatin and EMAS, respectively (see Note 5), we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017.

(7)    Investment in Joint Ventures

As of March 31, 2017 and December 31, 2016, we had investments in a note receivable, two finance leases and an operating lease held through four joint ventures.
(8)    Non-Recourse Long-Term Debt

As of March 31, 2017 and December 31, 2016, we had the following non-recourse long-term debt:

Counterparty	March 31, 2017	December 31, 2016	Maturity	Rate
ABN AMRO, Rabobank, NIBC	$81,520,834	$83,416,666	2020	4.367% *
DVB Bank SE	5,625,000	6,250,000	2019	4.997%
	87,145,834	89,666,666
Less: debt issuance costs	1,549,056	1,594,654
Total non-recourse long-term debt	$85,596,778	$88,072,012

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

* The interest rate was fixed at 4.117% after giving effect to the interest rate swaps entered into on February 8, 2016. Effective December 31, 2016, the interest rate of the variable rate senior loan increased by 0.25% pursuant to an amended facility agreement.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long term debt was $124,415,823 and $126,042,681, respectively.

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB Bank SE (“DVB SE”) in the amount of $17,500,000 at a fixed rate of 4.997% to partly finance the purchase of the AMC Ambassador. As of March 31, 2017, the outstanding principal balance of the loan facility was $5,625,000. As a result of, among other things, Gallatin’s payment default on the bareboat charter and Chapter 11 bankruptcy proceedings commenced by Gallatin and EMAS, we were notified of an event of default on our non-recourse long-term debt on March 29, 2017. DVB SE has reserved, but not exercised, its rights under the loan agreement.

For the three months ended March 31, 2017 and 2016, we recognized additional interest expense of $129,017 and $205,735, respectively, related to the amortization of debt financing costs.

At March 31, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.
(9)    Revolving Line of Credit, Recourse

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At March 31, 2017, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

As of March 31, 2017 and December 31, 2016, we had capitalized net debt financing costs related to our Facility of $3,653 and $9,134, respectively, which was included in other assets in our consolidated balance sheets. For the three months ended March 31, 2017 and 2016, we recognized additional interest expense of $5,481 related to the amortization of debt financing costs.

At March 31, 2017, we had $5,623,633 available under the Facility pursuant to the borrowing base.
(10)    Transactions with Related Parties
We paid distributions to our General Partner of $13,201 and $39,695 for the three months ended March 31, 2017 and 2016, respectively. Our General Partner’s interest in our net income was $5,456 and $22,466 for the three months ended March 31, 2017 and 2016, respectively. Effective July 1, 2016, our Investment Manager reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from investments).

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$89,109	$285,922
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	370,056	330,562
Fund Fourteen	Noncontrolling interest	Interest expense (1)	101,020	102,369
			$560,185	$718,853
(1)  Amount charged directly to operations.

At March 31, 2017, we had a net payable of $2,991,285 due to our General Partner and affiliates that primarily consisted of a note payable of $3,018,819 and accrued interest of $27,754 due to Fund Fourteen related to its noncontrolling interest in a vessel, the AMC Ambassador.

At December 31, 2016, we had a net payable of $3,208,866 due to our General Partner and affiliates that primarily consisted of a note payable of $2,917,799 and accrued interest of $28,863 due to Fund Fourteen related to its noncontrolling interest in the AMC Ambassador, and administrative expense reimbursements of $113,475 and management fees of $176,427 due to our Investment Manager.
(11)    Derivative Financial Instruments
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
March 31, 2017
(unaudited)

derivative contracts only with banks of internationally acknowledged standing and the fair value of our derivatives is in a liability position, we consider the counterparty risk to be remote.

Credit Risk
Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of March 31, 2017, the termination value would be a receivable of $1,700,253.

Non-designated Derivatives
On February 8, 2016, we entered into two interest rate swaps with ABN AMRO that are not designated and not qualifying as cash flow hedges. As of March 31, 2017, the aggregate notional amount of the two interest rate swaps was $81,520,833. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges are recorded directly in earnings, which is included in (gain) loss on derivative financial instruments on our consolidated statements of operations.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of March 31, 2017 and December 31, 2016.

	Asset Derivatives
		March 31, 2017	December 31, 2016
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative financial instruments	$1,683,263	$1,583,000

Our derivative financial instruments not designated as hedging instruments generated a (gain) loss on derivative financial instruments on our consolidated statements of operations for the three months ended March 31, 2017 and 2016 of $(64,664) and $282,894, respectively.
(12)       Fair Value Measurements
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

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of March 31, 2017:

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,683,263	$—	$1,683,263

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
The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 8.0% and 25.9% as of March 31, 2017. The fair value of the principal outstanding on our fixed-rate non-recourse long-term debt and seller’s credits was derived using discount rates ranging between 3.6% and 5.6% as of March 31, 2017.

	March 31, 2017
	Carrying Amount	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$40,425,491	$39,411,841

Principal outstanding on fixed-rate non-recourse long-term debt	$90,164,653	$88,420,632

Seller's credits	$14,459,708	$15,229,070
(13)    Income Taxes
We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded for the partnership since the liability for these taxes is the responsibility of each of the individual partners rather than us. However, the Taiwan branch of our direct wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (the “Inotera Taiwan Branch”), is taxed as a corporation under the laws of Taiwan, Republic of China.  The Taiwan corporate income tax rate is 17.0% for 2017. For the three months ended March 31, 2017, we recorded $497,925 of current income tax expense.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

Under the laws of Taiwan, Republic of China, the Inotera Taiwan Branch is subject to income tax examination for the 2014 tax year and subsequent tax years. We have not identified any material uncertain tax positions as of March 31, 2017.
(14)   Commitments and Contingencies
At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. In addition, at times we may seek to enforce our rights under a personal guaranty in order to collect amounts from the guarantor that are owed to us by a defaulting borrower or lessee. Gain contingencies may arise from enforcement of such guaranty, but are not recognized until realizable. We are currently seeking to recover a judgment issued in our favor against a guarantor covering amounts owed to us related to a secured term loan to Kanza Construction, Inc. (“Kanza”).

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2017, we had restricted cash of $3,494,210, which is presented within other assets in our consolidated balance sheets.

(15)    Subsequent Event

On April 20, 2017, Challenge Mfg. Company, LLC (“Challenge Mfg.”) purchased all auxiliary support equipment and robots used in the production of certain automobiles that was subject to a lease with us for a purchase price of $2,393,388. The equipment was leased to Challenge Mfg. and certain of its affiliates (collectively, “Challenge”), which was scheduled to expire on October 9, 2020. As a result of this sale, Challenge’s remaining lease obligations to us were fully satisfied.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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
Overview

We are a direct financing fund that primarily makes investments in domestic and international companies, which investments are primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of July 28, 2011 (the "Initial Closing Date"), we raised a minimum of $1,200,000 from the sale of our limited partnership interests ("Interests"), at which time we commenced operations. From the commencement of our offering on June 6, 2011 through the completion of our offering on June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011. Our operating period commenced on June 7, 2013.

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

Recent Significant Transaction

We engaged in the following significant transaction since December 31, 2016:

Notes Receivable

On January 24, 2017, Asphalt satisfied its obligations in connection with a secured term loan scheduled to mature on December 31, 2018 by making a prepayment of $1,416,952, comprised of all outstanding principal, accrued interest and a prepayment fee of $66,600. The prepayment fee was recognized as additional finance income.
Subsequent Event
On April 20, 2017, Challenge Mfg. purchased all auxiliary support equipment and robots used in the production of certain automobiles that was subject to a lease with us for a purchase price of $2,393,388. The equipment was leased to Challenge, which was scheduled to expire on October 9, 2020. As a result of this sale, Challenge’s remaining lease obligations to us were fully satisfied.
Recently Adopted Accounting Pronouncements

In March 2016, FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which we adopted on January 1, 2017. The adoption of ASU 2016-05 did not have an effect on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which we adopted on January 1, 2017. The adoption of ASU 2016-07 did not have an effect on our consolidated financial statements.

In October 2016, FASB issued ASU 2016-17, Consolidation, which we adopted on January 1, 2017. The adoption of ASU 2016-17 did not have an effect on our consolidated financial statements.
Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers implementation of ASU 2014-09 by one year. ASU 2014-09 will become effective for us on January 1, 2018. Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements is ongoing and our implementation efforts have included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. We continue to evaluate the timing of recognition of various revenue; however, since a substantial portion of our revenue is recognized from our leasing contracts, which is subject to ASU 2016-02, such revenue is excluded from our evaluation of ASU 2014-09.

 In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases, which will become effective for us on January 1, 2019. Based on our preliminary assessment, most, if not all, of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, Business Combinations, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.
Results of Operations for the Three Months Ended March 31, 2017 (the “2017 Quarter”) and 2016 (the “2016 Quarter”)

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
Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$22,784,077	55%	$22,671,257	45%
Vessel - tanker	7,083,018	18%	7,123,187	14%
Vessel - motor cargo	5,455,121	13%	5,447,517	11%
Platform supply vessels	3,500,490	9%	11,500,490	23%
Auto manufacturing equipment	2,242,140	5%	2,320,550	4%
Marine - asphalt carrier	—	—	1,388,700	3%
	$41,064,846	100%	$50,451,701	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	61%	12%
Ocean Product Tankers AS	Vessel - tanker	16%	10%
Challenge Mfg. Company, LLC	Auto manufacturing equipment	5%	18%
Gallatin Marine Management, LLC	Platform supply vessel	—	22%
Ardmore Shipholding Limited	Marine - product tankers	—	20%
		82%	82%

 Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions
As of March 31, 2017 and December 31, 2016, our note receivable related to Ensaimada totaled $5,397,913, which had been fully reserved. The loan matured in November 2016 and is currently past due. We have been engaged in discussions with Ensaimada and the guarantor regarding the unpaid balance of the loan. As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan and (iv) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which have priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. For the 2017 Quarter and the 2016 Quarter, we did not recognize any finance income.

As of December 31, 2016, our net investment in finance lease related to Gallatin was $8,000,000. In May 2016, Gallatin began paying its monthly charter payments late and all charter payments ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS, the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Consequently, as of December 31, 2016, our Investment Manager assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income. In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. Upon such termination, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. Our Investment Manager is currently in the process of taking physical possession of the vessel and seeking new charter proposals to re-employ the vessel. For the 2017 Quarter and the 2016 Quarter, we recognized finance income of $0 and $499,406, respectively, of which no amount was recognized on a cash basis, prior to the finance lease being considered impaired.
Operating Lease Transactions

The following table sets forth the type of equipment subject to operating leases in our portfolio:

	March 31, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Geotechnical drilling vessels	$116,415,823	100%	$118,042,681	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Fugro, N.V.	Geotechnical drilling vessels	100%	26%
Inotera Memories, Inc.	Photolithograph immersion scanner	—	54%
Hoegh Autoliners Shipping AS	Marine - container vessel	—	20%
		100%	100%

Revenue and other income for the 2017 Quarter and the 2016 Quarter is summarized as follows:

	Three Months Ended March 31,
	2017	2016	Change
Finance income	$1,386,545	$2,275,931	$(889,386)
Rental income	3,343,483	12,229,504	(8,886,021)
Income from investment in joint ventures	105,816	664,898	(559,082)
Other income (loss)	9,656	(107,818)	117,474
Total revenue and other income	$4,845,500	$15,062,515	$(10,217,015)

Total revenue and other income for the 2017 Quarter decreased $10,217,015, or 67.8%, as compared to the 2016 Quarter. The decrease was primarily due to decreases in (i) rental income due to the sale of equipment previously on lease to Inotera Memories, Inc. ("Inotera") and the sale of our interests in ICON Hoegh, LLC ("ICON Hoegh") subsequent to the 2016 Quarter, (ii) finance income due to (a) the sale of the Ardmore Capella and the Ardmore Calypso (collectively, the "Ardmore Vessels") subsequent to the 2016 Quarter, (b) no income recognized on the lease related to the AMC Ambassador, on which we ceased recognizing income during the three months ended December 31, 2016 and (c) the sale of our interests in ICON Challenge III, LLC subsequent to the 2016 Quarter, partially offset by finance income generated from investments we entered into subsequent to the 2016 Quarter and (iii) income from investment in joint ventures primarily due to the prepayment by D&T Holdings, LLC ("D&T") and the sale of our interests in ICON Challenge, LLC during or subsequent to the 2016 Quarter. These decreases were partially offset by a loss on foreign currency exchange during the 2016 Quarter as a result of our note receivable with Quattro Plant Limited, which was denominated in Pound Sterling and was repaid subsequent to the 2016 Quarter resulting in no comparable loss in the 2017 Quarter.

Expenses for the 2017 Quarter and the 2016 Quarter are summarized as follows:

	Three Months Ended March 31,
	2017	2016	Change
Management fees	$89,109	$285,922	$(196,813)
Administrative expense reimbursements	370,056	330,562	39,494
General and administrative	437,816	427,574	10,242
Interest	1,332,046	2,483,322	(1,151,276)
Depreciation	1,626,858	8,576,645	(6,949,787)
(Gain) loss on derivative financial instruments	(64,664)	282,894	(347,558)
Total expenses	$3,791,221	$12,386,919	$(8,595,698)

Total expenses for the 2017 Quarter decreased $8,595,698, or 69.4%, as compared to the 2016 Quarter. The decrease in total expenses was primarily due to decreases in (i) depreciation expense due to the sale of equipment previously on lease to Inotera and the sale of the Hoegh Copenhagen through the sale of interests of ICON Hoegh and (ii) interest expense due to the satisfaction of certain of our debt obligations and the assumption of our debt obligation related to ICON Hoegh by a third-party purchaser subsequent to the 2016 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $418,271, from $429,032 in the 2016 Quarter to $10,761 in the 2017 Quarter. The decrease was primarily due to no income recognized in the 2017 Quarter from certain of our consolidated joint ventures as a result of the collection of remaining lease payments related to the AMC Ambassador being in doubt and the sale of certain joint ventures or assets held by our joint ventures subsequent to the 2016 Quarter.

Net Income Attributable to Fund Fifteen

As a result of the foregoing factors, net income attributable to us for the 2017 Quarter and the 2016 Quarter was $545,593 and $2,246,564, respectively. Net income attributable to us per weighted average Interest outstanding for the 2017 Quarter and the 2016 Quarter was $2.74 and $11.27, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2017 compared to December 31, 2016.

Total Assets

Total assets decreased $4,063,861, from $225,990,669 at December 31, 2016 to $221,926,808 at March 31, 2017. The decrease in total assets was primarily due to depreciation on our leased equipment at cost and the use of cash generated from our investments to (i) pay distributions to our partners, (ii) repay certain of our non-recourse long-term debt and (iii) settle a value added tax payable related to Inotera during the 2017 Quarter.

Total Liabilities

Total liabilities decreased $3,300,115, from $110,015,676 at December 31, 2016 to $106,715,561 at March 31, 2017. The decrease was primarily due to the repayment of certain of our debt obligations and the settlement of a value added tax payable related to Inotera during the 2017 Quarter.

Equity

Equity decreased $763,746, from $115,974,993 at December 31, 2016 to $115,211,247 at March 31, 2017. The decrease was due to distributions paid to our partners, partially offset by our net income in the 2017 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2017 and December 31, 2016, we had cash of $44,454,357 and $46,375,576, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of March 31, 2017, the cash reserve was $983,445. During our operating period, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our partners and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future.

However, our equipment financing business has encountered significant challenges over the past several years. Specifically, we continue to suffer from (i) an unprecedented and prolonged weakness in global shipping and offshore markets; and (ii) increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities. These challenges, along with the increasing costs associated with managing a public equipment fund, have made it increasingly difficult for us to operate in the same manner that we have operated under since inception. We are currently seeking the consent of our limited partners to amend and restate our limited partnership agreement in order to allow for the shortening of our operating period in the sole and absolute discretion of our General Partner. If approved by our limited partners, our General Partner will end our operating period and commence our liquidation period, which will provide our General Partner with the ability to begin to orderly liquidate our investment portfolio in order to try to maximize returns and distribute capital to our limited partners.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. As of March 31, 2017, we had $5,623,633 available to us under a revolving line of credit pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see Note 9 to our consolidated financial statements. Our General Partner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

Operating Activities
Cash provided by operating activities decreased $10,074,345, from $10,573,621 in the 2016 Quarter to $499,276 in the 2017 Quarter. The decrease was primarily due to the sale of certain of our investments subsequent to the 2016 Quarter, which resulted in less operating cash flows, as well as the timing of payments of certain liabilities and the collection of certain receivables.
Investing Activities
Cash flows from investing activities changed by $7,236,033, from a use of cash of $5,712,177 in the 2016 Quarter to a source of cash of $1,523,856 in the 2017 Quarter. The change was primarily due to (i) no cash used to purchase equipment and (ii) an increase in principal received on notes receivable primarily due to the prepayment by Asphalt, each during the 2017 Quarter as compared to the 2016 Quarter. The increase was partially offset by decreases in (a) distributions received from joint ventures in excess of profits due to the prepayment by D&T in the 2016 Quarter and (b) principal received on finance leases primarily due to the sale of certain assets previously on lease subsequent to the 2016 Quarter.

Financing Activities
Cash used in financing activities decreased $10,379,598, from $14,323,949 in the 2016 Quarter to $3,944,351 in the 2017 Quarter. The decrease was primarily due to decreases in (i) the repayment of our non-recourse long-term debt primarily due to the satisfaction of our debt obligations related to the Ardmore Vessels and the equipment previously on lease to Inotera, and the assumption of our debt obligations related to ICON Hoegh, each in 2016 subsequent to the 2016 Quarter, (ii) distributions to our partners and noncontrolling interests and (iii) the payment of debt financing costs during the 2017 Quarter as compared to the 2016 Quarter.

Financings and Borrowings

Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at March 31, 2017 and December 31, 2016 of $85,596,778 and $88,072,012, respectively, related to certain vessels, the AMC Ambassador, the Fugro Scout and the Fugro Voyager. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the borrower was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long term debt was $124,415,823 and $126,042,681, respectively.

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB SE in the amount of $17,500,000 at a fixed rate of 4.997% to partly finance the purchase of the AMC Ambassador. As a result of, among other things, Gallatin’s payment default on the bareboat charter and Chapter 11 bankruptcy proceedings commenced by Gallatin and EMAS, we were notified of an event of default on our non-recourse long-term debt on March 29, 2017. DVB SE has reserved, but not exercised, its rights under the loan agreement.

At March 31, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

Distributions
We, at our General Partner’s discretion, pay monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and expect to continue to pay such distributions until the termination of our operating period. We paid distributions of $13,201, $1,306,899 and $0 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2017 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions
Commitments and Contingencies
At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our General Partner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. In addition, at times we may seek to enforce our rights under a personal guaranty in order to collect amounts from the guarantor that are owed to us by a defaulting borrower or lessee. Gain contingencies may arise from enforcement of such guaranty, but are not recognized until realizable. We are currently seeking to recover a judgment issued in our favor against a guarantor covering amounts owed to us related to a secured term loan to Kanza.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2017, we had restricted cash of $3,494,210, which is presented within other assets on our consolidated balance sheets.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.
Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2017, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended March 31, 2017.

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

4.2
Form of Amended and Restated Limited Partnership Agreement of Registrant (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 24, 2017).

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

May 12, 2017

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)