Form 10-Q
period 2017-06-30
ICON ECI FUND FIFTEEN, L.P.
filed 2017-08-14
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2017

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
☐ Yes  ☑ No

Number of outstanding limited partnership interests of the registrant on August 11, 2017 is 197,385.

ICON ECI Fund Fifteen, L.P.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016

	(unaudited)
Assets
Cash	$45,499,725	$46,375,576
Restricted cash	4,656,137	3,513,940
Net investment in notes receivable	38,672,332	40,131,151
Leased equipment at cost (less accumulated depreciation of $9,780,741 and $6,530,460, respectively)	114,792,400	118,042,681
Vessel	6,000,000	—
Net investment in finance leases	—	10,320,550
Investment in joint ventures	2,519,896	4,359,617
Derivative financial instruments	1,343,477	1,583,000
Other assets	2,178,527	1,664,154
Total assets	$215,662,494	$225,990,669
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$83,515,233	$88,072,012
Due to General Partner and affiliates, net	3,109,216	3,208,866
Seller's credits	14,590,712	14,331,692
Accrued expenses and other liabilities	3,266,695	4,403,106
Total liabilities	104,481,856	110,015,676

Commitments and contingencies (Note 14)

Equity:
Partners' equity:
Limited partners	107,931,651	111,845,247
General Partner	(676,960)	(637,428)
Total partners' equity	107,254,691	111,207,819
Noncontrolling interests	3,925,947	4,767,174
Total equity	111,180,638	115,974,993
Total liabilities and equity	$215,662,494	$225,990,669

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue and other income:
Finance income	$1,497,393	$1,552,870	$2,883,938	$3,828,801
Rental income	3,326,653	11,739,716	6,670,136	23,969,220
Loss from investment in joint ventures	(1,657,378)	(1,928,771)	(1,551,562)	(1,263,873)
Gain on sale of subsidiaries	—	1,492,965	—	1,492,965
Gain on sale of investment in joint venture	—	9,427	—	9,427
Other income (loss)	46,228	14,701	55,884	(93,117)
Total revenue and other income	3,212,896	12,880,908	8,058,396	27,943,423

Expenses:
Management fees	77,183	446,853	166,292	732,775
Administrative expense reimbursements	345,109	376,532	715,165	707,094
General and administrative	492,473	550,073	930,289	977,647
Interest	1,350,040	2,145,734	2,682,086	4,629,056
Depreciation	1,623,423	8,309,405	3,250,281	16,886,050
Loss on derivative financial instruments	339,787	715,991	275,123	998,885
Impairment loss	2,000,000	—	2,000,000	—
Total expenses	6,228,015	12,544,588	10,019,236	24,931,507
(Loss) income before income taxes	(3,015,119)	336,320	(1,960,840)	3,011,916
Income tax expense	9,289	260,512	507,214	260,512
Net (loss) income	(3,024,408)	75,808	(2,468,054)	2,751,404
Less: net (loss) income attributable to noncontrolling interests	(850,945)	418,588	(840,184)	847,620
Net (loss) income attributable to Fund Fifteen	$(2,173,463)	$(342,780)	$(1,627,870)	$1,903,784

Net (loss) income attributable to Fund Fifteen allocable to:
Limited partners	$(2,151,728)	$(339,352)	$(1,611,591)	$1,884,746
General Partner	(21,735)	(3,428)	(16,279)	19,038
	$(2,173,463)	$(342,780)	$(1,627,870)	$1,903,784

Weighted average number of limited partnership interests outstanding	197,385	197,385	197,385	197,385

Net (loss) income attributable to Fund Fifteen per weighted average limited partnership interest outstanding	$(10.90)	$(1.72)	$(8.16)	$9.55

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	197,385	$111,845,247	$(637,428)	$111,207,819	$4,767,174	$115,974,993
Net income (unaudited)	—	540,137	5,456	545,593	10,761	556,354
Distributions (unaudited)	—	(1,306,899)	(13,201)	(1,320,100)	—	(1,320,100)
Balance, March 31, 2017 (unaudited)	197,385	111,078,485	(645,173)	110,433,312	4,777,935	115,211,247
Net loss (unaudited)	—	(2,151,728)	(21,735)	(2,173,463)	(850,945)	(3,024,408)
Distributions (unaudited)	—	(995,106)	(10,052)	(1,005,158)	(1,043)	(1,006,201)
Balance, June 30, 2017 (unaudited)	197,385	$107,931,651	$(676,960)	$107,254,691	$3,925,947	$111,180,638

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(2,468,054)	$2,751,404
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(254,456)	473,250
Loss from investment in joint ventures	1,551,562	1,263,873
Depreciation	3,250,281	16,886,050
Impairment loss	2,000,000	—
Interest expense from amortization of debt financing costs	264,943	424,376
Interest expense from amortization of seller's credit	299,020	377,623
Other financial loss	239,523	862,492
Deferred income taxes	—	260,512
Paid-in-kind interest	202,041	3,128
Gain on sale of subsidiaries	—	(1,492,965)
Gain on sale of investment in joint venture	—	(9,427)
Changes in operating assets and liabilities:
Restricted cash	(1,303,052)	432,520
Other assets	(523,508)	1,890,645
Deferred revenue	209,457	983,519
Due from General Partner and affiliates, net	(301,691)	(2,751,425)
Distributions from joint ventures	89,410	810,427
Accrued expenses and other liabilities	(1,345,868)	(946,379)
Net cash provided by operating activities	1,909,608	22,219,623
Cash flows from investing activities:
Purchase of equipment	—	(9,875,000)
Proceeds from sale of leased equipment	2,393,388	—
Investment in joint ventures	(16,745)	(7,434)
Principal received on finance leases	77,812	28,693,403
Distributions received from joint ventures in excess of profits	215,494	2,128,320
Proceeds from sale of subsidiaries	—	32,559,221
Proceeds from sale of investment in joint venture	—	4,502,107
Change in restricted cash	160,855	16,566
Principal received on notes receivable	1,562,625	3,081,934
Net cash provided by investing activities	4,393,429	61,099,117
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(4,729,169)	(37,675,789)
Repayment of seller's credits	(40,000)	—
Payment of debt financing costs	(83,418)	(1,706,250)
Distributions to noncontrolling interests	(1,043)	(12,256,356)
Distributions to partners	(2,325,258)	(7,978,906)
Net cash used in financing activities	(7,178,888)	(59,617,301)
Net (decrease) increase in cash	(875,851)	23,701,439
Cash, beginning of period	46,375,576	18,067,904
Cash, end of period	$45,499,725	$41,769,343

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,866,478	$3,967,297

Supplemental disclosure of non-cash investing and financing activities:
Vessel purchased with non-recourse long-term debt paid directly to seller	$—	$45,500,000
Vessel purchased with subordinated non-recourse financing provided by seller	$—	$6,917,883

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
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

We are a direct financing fund that primarily made investments in domestic and international companies, which investments were primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by business-essential equipment and corporate infrastructure (collectively, “Capital Assets”) utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that ICON GP 15, LLC, a Delaware limited liability company and our general partner (the “General Partner”), believes will provide us with a satisfactory, risk-adjusted rate of return.  Our General Partner makes investment decisions on our behalf and manages our business.

On April 24, 2017, we commenced a consent solicitation of our limited partners to amend and restate our limited partnership agreement in order to amend the definition of “operating period” to provide for the ability of our General Partner to shorten our operating period in its sole and absolute discretion. The consent solicitation was completed on May 24, 2017 with the requisite consents received from our limited partners.  As a result, our General Partner ended our operating period on May 31, 2017 and commenced our liquidation period on June 1, 2017. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

On May 30, 2017, ICON Capital, LLC, a Delaware limited liability company and our investment manager (the "Investment Manager"), retained ABN AMRO Securities (USA) LLC (“ABN AMRO”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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

Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the six months ended June 30, 2017 and 2016, the cash flows being restricted or released were sourced from rental receipts associated with our leasing operations. The use of this cash was restricted pursuant to a provision in the applicable non-recourse long-term debt agreement. As a result, this cash was classified within cash flows from operating activities on our consolidated statements of cash flows. Additionally, during the six months ended June 30, 2017 and 2016, there was a release of restricted cash originally contributed by us and the noncontrolling interests that was previously restricted for the purpose of maintaining certain minimum cash reserves pursuant to a provision in the non-recourse long-term debt agreement. As a result, these changes in restricted cash were classified within cash flows from investing activities for both periods.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

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
June 30, 2017
(unaudited)

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
June 30, 2017
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

(3)    Net Investment in Notes Receivable
As of June 30, 2017, we had net investment in notes receivable on non-accrual status of $8,898,403, of which $5,397,913 had been reserved. As of December 31, 2016, we had net investment in notes receivable on non-accrual status of $5,397,913, which had been fully reserved.

As of June 30, 2017 and December 31, 2016, our note receivable related to Ensaimada S.A. (“Ensaimada”) totaled $5,397,913, which had been fully reserved. On November 22, 2011, we made a secured term loan to Ensaimada in the amount of $5,298,947. The loan bore interest at 17% per year. The loan matured in November 2016 and is currently past due. The loan is secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement are guaranteed by both N&P Shipping Co. ("N&P"), the parent company of Ensaimada, and by one of N&P’s shareholders. We have been engaged in discussions with Ensaimada and the guarantor regarding the unpaid balance of the loan.

 As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan and (iv) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which have priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. For the three months ended June 30, 2017 and 2016, we did not recognize any finance income. As of June 30, 2017 and December 31, 2016, our net investment in note receivable related to Ensaimada was $0.

As of June 30, 2017, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) totaled $3,500,490 and $1,064,668, respectively, of which an aggregate of $1,807,471 was over 90 days past due. As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $953,389, respectively, of which an aggregate of $1,380,312 was over 90 days past due. TMA has been in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the "Senior Loan") in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of June 30, 2017, our Investment Manager believes it is likely that all outstanding principal and accrued interest under our tranche of the facility (the "ICON Loan") as of June 30, 2017 are collectible. However, our Investment Manager believes it is prudent to place the note receivable on non-accrual status during the three months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $1,900,000 and $800,000, respectively. For the three and six months ended June 30, 2017, we recognized finance income of $0 and $111,279, respectively, of which no amount was recognized on a cash basis. For the three and six months ended June 30, 2016, we recognized finance income of $124,296 and $252,673, respectively, of which no amount was recognized on a cash basis.

Net investment in notes receivable consisted of the following:

	June 30,	December 31,
	2017	2016
Principal outstanding (1)	$45,373,642	$46,936,267
Initial direct costs	309,443	488,192
Deferred fees	(1,612,840)	(1,895,395)
Credit loss reserve (2)	(5,397,913)	(5,397,913)
Net investment in notes receivable (3)	$38,672,332	$40,131,151

(1)	As of June 30, 2017 and December 31, 2016, total principal outstanding related to our impaired loan of $5,178,776 was related to Ensaimada.

(2)	As of June 30, 2017 and December 31, 2016, the credit loss reserve of $5,397,913 was related to Ensaimada.

(3)	As of June 30, 2017 and December 31, 2016, net investment in note receivable related to our impaired loan was $0.

On January 24, 2017, Asphalt Carrier Shipping Company Limited ("Asphalt") satisfied its obligations in connection with a secured term loan scheduled to mature on December 31, 2018 by making a prepayment of $1,416,952, comprised of all outstanding principal, accrued interest and a prepayment fee of $66,600. The prepayment fee was recognized as additional finance income.

Credit loss allowance activities for the three months ended June 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2017	$5,397,913
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of June 30, 2017	$5,397,913

Credit loss allowance activities for the three months ended June 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2016	$5,397,913
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of June 30, 2016	$5,397,913

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Credit loss allowance activities for the six months ended June 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$5,397,913
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of June 30, 2017	$5,397,913

Credit loss allowance activities for the six months ended June 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$5,397,913
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of June 30, 2016	$5,397,913
(4)    Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2017	2016
Geotechnical drilling vessels	$124,573,141	$124,573,141
Leased equipment at cost	124,573,141	124,573,141
Less: accumulated depreciation	9,780,741	6,530,460
Leased equipment at cost, less accumulated depreciation	$114,792,400	$118,042,681

            Depreciation expense was $1,623,423 and $8,309,405 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $3,250,281 and $16,886,050 for the six months ended June 30, 2017 and 2016, respectively.

(5)    Net Investment in Finance Leases

As of June 30, 2017, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing. As of December 31, 2016, we had net investment in finance leases on non-accrual status of $8,000,000, and no net investment in finance leases that was past due 90 days or more and still accruing.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

On December 19, 2011, a joint venture owned 60% by us and 40% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), an entity also managed by our Investment Manager, agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited ("Ezra"). The joint venture entered into a bareboat charter with Gallatin Marine Management, LLC ("Gallatin") for a period of nine years to commence on the delivery date of the vessel. Gallatin’s obligations under the bareboat charter are guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the purchase price through a combination of related party notes payable, non-recourse long-term debt and equity. In May 2016, Gallatin began paying its monthly charter payments late and all charter payments ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS Chiyoda Subsea Limited (“EMAS”), the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Consequently, as of December 31, 2016, our Investment Manager assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income. As of December 31, 2016, our total net investment in finance lease related to Gallatin was $8,000,000.

In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. Upon such termination, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the three months ended June 30, 2017, we repossessed the AMC Ambassador (see Note 6).

For the three and six months ended June 30, 2017, we recognized finance income of $156,975, which was recognized on a cash basis. For the three and six months ended June 30, 2016, we recognized finance income of $481,964 and $981,369, respectively, of which no amount was recognized on a cash basis.

Net investment in finance leases consisted of the following:

	June 30,	December 31,
	2017	2016
Minimum rents receivable (1)	$—	$22,526,705
Estimated unguaranteed residual values	—	390,286
Initial direct costs	—	255,720
Unearned income	—	(5,580,203)
Credit loss reserve (2)	—	(7,271,958)
Net investment in finance leases	$—	$10,320,550

(1)	As of December 31, 2016, total minimum rents receivable related to our impaired finance lease of $19,875,450 was related to the AMC Ambassador.

(2)	As of December 31, 2016, the credit loss reserve of $7,271,958 was related to the AMC Ambassador.

On April 20, 2017, Challenge Mfg. Company, LLC (“Challenge Mfg.”) purchased all auxiliary support equipment and robots used in the production of certain automobiles that were subject to a lease with us for a purchase price of $2,393,388. The equipment was leased to Challenge Mfg. and certain of its affiliates (collectively, “Challenge”), which was scheduled to expire on October 9, 2020. As a result of this sale, Challenge’s remaining lease obligations to us were fully satisfied and we recognized finance income of $136,726.

(6)    Vessel

Upon termination of the bareboat and time charters with Gallatin and EMAS, respectively (see Note 5), we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017. Our Investment Manager is currently seeking new charter proposals to re-employ the vessel as well as exploring a potential sale of the vessel. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value for the vessel that was below its net book value. As a result, we recorded an additional impairment loss of $2,000,000 during the three months ended June 30, 2017.

(7)    Investment in Joint Ventures

As of June 30, 2017 and December 31, 2016, we had investments in two notes receivable, two finance leases and an operating lease held through four joint ventures.

On June 12, 2014, a joint venture owned 12.5% by us, 75% by ICON Leasing Fund Twelve Liquidating Trust (f/k/a ICON Leasing Fund Twelve, LLC), an entity also managed by our Investment Manager, and 12.5% by Fund Fourteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit.

In July 2017, Pacific Crest failed to make its monthly charter payment and our Investment Manager was advised that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, the joint venture performed an impairment test on the vessel. Based on such test, the joint venture recorded an impairment loss of $14,661,525, of which we were only allocated $1,758,641 of such impairment loss during the three months ended June 30, 2017 as our investment in the joint venture was written down to zero.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$1,164,394	$1,164,394	$2,328,788	$2,328,788
Net (loss) income	$(14,432,528)	$212,810	$(14,191,504)	$423,146
Our share of net (loss)	$(1,729,548)	$27,070	$(1,698,951)	$53,831

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

 During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the facility. In addition, an expected tolling arrangement with JAC's suppliers that would have allowed JAC's manufacturing facility to resume operations did not commence in 2015 as originally anticipated. Discussions among the senior lenders and certain other stakeholders of JAC regarding a restructuring plan ended as the senior lenders did not agree to amendments to their credit facilities as part of the broader restructuring that was being contemplated. As a result, JAC entered receivership on September 28, 2015.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

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

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s facility to recommence operations. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC’s manufacturing facility has resumed operations, no debt payments have been made or are expected to be made by JAC to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, that could be up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which has priority over the joint venture’s facility. Based upon this reassessment, our Investment Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,146,310. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's facility for sale. Our Investment Manager continues to closely monitor the operations of JAC, the receivership process and the sale process of the manufacturing facility through regular communications with the Receiver and certain other stakeholders. The joint venture did not recognize any finance income for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, the total net investment in notes receivable held by the joint venture was $0 and our total investment in the joint venture was $0.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Net loss	$6,521	$5,399,546	$8,699	$5,399,546
Our share of net loss	$2,608	$2,159,715	$3,479	$2,159,715

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

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$4,404	$—	$4,404	$1,491,704
Net income (loss)	$4,404	$(3,684)	$2,721	$1,480,497
Our share of net income (loss)	$1,992	$(1,013)	$1,992	$407,356

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

(8)    Non-Recourse Long-Term Debt

As of June 30, 2017 and December 31, 2016, we had the following non-recourse long-term debt:

Counterparty	June 30, 2017	December 31, 2016	Maturity	Rate
ABN AMRO, Rabobank, NIBC	$79,625,000	$83,416,666	2020	4.367% *
DVB Bank SE	5,312,500	6,250,000	2019	4.997%
	84,937,500	89,666,666
Less: debt issuance costs	1,422,267	1,594,654
Total non-recourse long-term debt	$83,515,233	$88,072,012

* The interest rate was fixed at 4.117% after giving effect to the interest rate swaps entered into on February 8, 2016. Effective December 31, 2016, the interest rate of the variable rate senior loan increased by 0.25% pursuant to an amended facility agreement.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long term debt was $120,792,400 and $126,042,681, respectively.

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB Bank SE (“DVB SE”) in the amount of $17,500,000 at a fixed rate of 4.997% to partly finance the purchase of the AMC Ambassador. As of June 30, 2017, the outstanding principal balance of the loan facility was $5,312,500. As a result of, among other things, Gallatin’s payment default on the bareboat charter and Chapter 11 bankruptcy proceedings commenced by Gallatin and EMAS, we were notified of an event of default on our non-recourse long-term debt on March 29, 2017. DVB SE has reserved, but not exercised, its rights under the loan agreement. In addition, we only made a partial payment on our quarterly debt obligations to DVB SE during the three months ended June 30, 2017.

For the three months ended June 30, 2017 and 2016, we recognized interest expense of $126,789 and $134,206, respectively, related to the amortization of debt financing costs. For the six months ended June 30, 2017 and 2016, we recognized interest expense of $255,808 and $413,414, respectively, related to the amortization of debt financing costs.

At June 30, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

(9)    Revolving Line of Credit, Recourse

We had an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through May 30, 2017 of up to $12,500,000 (the “Facility”), which was secured by all of our assets not subject to a first priority lien. Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we had a beneficial interest.

The interest rate for general advances under the Facility was CB&T’s prime rate. We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.5% per year. In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year. In addition, we were obligated to pay an annualized 0.5% fee on unused commitments under the Facility. The Facility expired in accordance with its terms on May 30, 2017. There were no obligations outstanding under the Facility on the expiration date.

As of December 31, 2016, we had capitalized net debt financing costs related to our Facility of $9,134, which were included in other assets in our consolidated balance sheets. The debt financing costs were fully amortized upon expiration of the Facility. For the three months ended June 30, 2017 and 2016, we recognized interest expense of $3,654 and $5,481, respectively, related to the amortization of debt financing costs. For the six months ended June 30, 2017 and 2016, we recognized interest expense of $9,135 and $10,962, respectively, related to the amortization of debt financing costs.

(10)    Transactions with Related Parties
We paid distributions to our General Partner of $10,052 and $40,094 for the three months ended June 30, 2017 and 2016, respectively. We paid distributions to our General Partner of $23,253 and $79,789 for the six months ended June 30, 2017 and 2016, respectively. Our General Partner’s interest in our net loss was $21,735 and $3,428 for the three months ended June 30, 2017 and 2016, respectively. Our General Partner’s interest in our net (loss) income was $(16,279) and $19,038 for the six months ended June 30, 2017 and 2016, respectively. Effective July 1, 2016, our Investment Manager reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from our investments).

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2017	2016	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$77,183	$446,853	$166,292	$732,775
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	345,109	376,532	715,165	707,094
Fund Fourteen	Noncontrolling interest	Interest expense (1)	101,021	102,221	202,041	204,590
			$523,313	$925,606	$1,083,498	$1,644,459
(1)  Amount charged directly to operations.

At June 30, 2017, we had a net payable of $3,109,216 due to our General Partner and affiliates that primarily consisted of a note payable of $3,119,840 and accrued interest of $26,643 due to Fund Fourteen related to its noncontrolling interest in a vessel, the AMC Ambassador.

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
June 30, 2017
(unaudited)

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

Credit Risk
Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of June 30, 2017, the termination value would be a receivable of $1,356,465.

Non-designated Derivatives
On February 8, 2016, we entered into two interest rate swaps with ABN AMRO that are not designated and not qualifying as cash flow hedges. As of June 30, 2017, the aggregate notional amount of the two interest rate swaps was $79,625,000. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges are recorded directly in earnings, which is included in loss on derivative financial instruments on our consolidated statements of operations.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of June 30, 2017 and December 31, 2016.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

	Asset Derivatives
		June 30, 2017	December 31, 2016
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative financial instruments	$1,343,477	$1,583,000

Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of operations for the three months ended June 30, 2017 and 2016 of $339,787 and $715,991, respectively. Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of operations for the six months ended June 30, 2017 and 2016 of $275,123 and $998,885, respectively.
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

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,343,477	$—	$1,343,477

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

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

Asset Measured at Fair Value on a Nonrecurring Basis
We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions.

The following table summarizes the valuation of our material non-financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment or credit loss was recorded, while the carrying value of the asset is presented as of June 30, 2017:

	Carrying Value at	Fair Value at Impairment Date			Impairment Loss for the Six Months Ended
	June 30, 2017	Level 1	Level 2	Level 3	June 30, 2017
Vessel	$6,000,000	$—	$—	$6,000,000	$2,000,000

Our collateral dependent finance lease related to Gallatin was valued based on the estimated fair value of the vessel provided by an independent third party appraiser using a market approach. The estimated fair value was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3 (see Note 6).
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
The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 8.0% and 25.9% as of June 30, 2017. The fair value of the principal outstanding on our fixed-rate non-recourse long-term debt and seller’s credits was derived using discount rates ranging between 3.6% and 5.6% as of June 30, 2017.

	June 30, 2017
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$40,194,865	$38,312,306

Principal outstanding on fixed-rate non-recourse long-term debt	$86,635,073	$86,339,634

Seller's credits	$14,590,712	$14,218,811
(13)    Income Taxes
We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded for the partnership since the liability for these taxes is the responsibility of each of the individual partners rather than us. However, the Taiwan branch of our direct wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (the “Inotera Taiwan Branch”), is taxed as a corporation under the laws of Taiwan, Republic of China.  The Taiwan corporate income tax rate is 17.0% for 2017. For the three months ended June 30, 2017 and 2016, we recorded $9,289 and $260,512, respectively, of current income tax expense. For the six months ended June 30, 2017 and 2016, we recorded $507,214 and $260,512, respectively, of current income tax expense.

Under the laws of Taiwan, Republic of China, the Inotera Taiwan Branch is subject to income tax examination for the 2014 tax year and subsequent tax years. We have not identified any material uncertain tax positions as of June 30, 2017.
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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2017, we had restricted cash of $4,656,137, which is presented within other assets in our consolidated balance sheets.

(15)    Subsequent Event

On July 21, 2017, Blackhawk Mining, LLC and its affiliates (collectively, “Blackhawk”) satisfied their remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of approximately $353,000, of which our share was approximately $53,000.

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
Overview

We are a direct financing fund that primarily made investments in domestic and international companies, which investments were primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of July 28, 2011 (the "Initial Closing Date"), we raised a minimum of $1,200,000 from the sale of our limited partnership interests ("Interests"), at which time we commenced operations. From the commencement of our offering on June 6, 2011 through the completion of our offering on June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011.

Our operating period commenced on June 7, 2013. After the net offering proceeds were invested, we reinvested the cash generated from our initial investments to the extent that cash was not used for our expenses, reserves and distributions to our partners. On April 24, 2017, we commenced a consent solicitation of our limited partners to amend and restate our limited partnership agreement in order to amend the definition of “operating period” to provide for the ability of our General Partner to shorten our operating period in its sole and absolute discretion. The consent solicitation was completed on May 24, 2017 with the requisite consents received from our limited partners.  As a result, our General Partner ended our operating period on May 31, 2017 and commenced our liquidation period on June 1, 2017. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

On May 30, 2017, our Investment Manager retained ABN AMRO as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our limited partnership agreement.  Our Investment Manager, an affiliate of our General Partner, originated and services our investments.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2016:

Notes Receivable

On January 24, 2017, Asphalt satisfied its obligations in connection with a secured term loan scheduled to mature on December 31, 2018 by making a prepayment of $1,416,952, comprised of all outstanding principal, accrued interest and a prepayment fee of $66,600. The prepayment fee was recognized as additional finance income.
Auto Manufacturing Equipment
On April 20, 2017, Challenge Mfg. purchased all auxiliary support equipment and robots used in the production of certain automobiles that were subject to a lease with us for a purchase price of $2,393,388. The equipment was leased to Challenge, which was scheduled to expire on October 9, 2020. As a result of this sale, Challenge’s remaining lease obligations to us were fully satisfied and we recognized finance income of $136,726.
Subsequent Event
On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of approximately $353,000, of which our share was approximately $53,000.
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
Results of Operations for the Three Months Ended June 30, 2017 (the “2017 Quarter”) and 2016 (the “2016 Quarter”)

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
Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$22,775,705	59%	$22,671,257	45%
Vessel - tanker	7,042,401	18%	7,123,187	14%
Vessel - motor cargo	5,353,736	14%	5,447,517	11%
Platform supply vessels	3,500,490	9%	11,500,490	23%
Auto manufacturing equipment	—	—	2,320,550	4%
Marine - asphalt carrier	—	—	1,388,700	3%
	$38,672,332	100%	$50,451,701	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	53%	18%
Ocean Product Tankers AS	Vessel - tanker	14%	14%
Challenge Mfg. Company, LLC	Auto manufacturing equipment	9%	21%
Gallatin Marine Management, LLC	Platform supply vessel	7%	31%
		83%	84%

 Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions
As of June 30, 2017 and December 31, 2016, our note receivable related to Ensaimada totaled $5,397,913, which had been fully reserved. The loan matured in November 2016 and is currently past due. We have been engaged in discussions with Ensaimada and the guarantor regarding the unpaid balance of the loan. As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan and (iv) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which have priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. For the 2017 Quarter and the 2016 Quarter, we did not recognize any finance income.

As of December 31, 2016, our net investment in finance lease related to Gallatin was $8,000,000. In May 2016, Gallatin began paying its monthly charter payments late and all charter payments ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS, the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Consequently, as of December 31, 2016, our Investment Manager assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income. In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. Upon such termination, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the 2017 Quarter, we repossessed the AMC Ambassador. Our Investment Manager is currently seeking new charter proposals to re-employ the vessel as well as exploring a potential sale of the vessel. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value for the vessel that was below its net book value. As a result, we recorded an additional impairment loss of $2,000,000 during the 2017 Quarter.

For the 2017 Quarter, we recognized finance income of $156,975, which was recognized on a cash basis. For the 2016 Quarter, we recognized finance income of $481,964, of which no amount was recognized on a cash basis.

Operating Lease Transactions

The following table sets forth the type of equipment subject to operating leases in our portfolio:

	June 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Geotechnical drilling vessels	$114,792,400	100%	$118,042,681	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Fugro, N.V.	Geotechnical drilling vessels	100%	28%
Inotera Memories, Inc.	Photolithograph immersion scanner	—	56%
Hoegh Autoliners Shipping AS	Marine - container vessel	—	16%
		100%	100%

Revenue and other income for the 2017 Quarter and the 2016 Quarter is summarized as follows:

	Three Months Ended June 30,
	2017	2016	Change
Finance income	$1,497,393	$1,552,870	$(55,477)
Rental income	3,326,653	11,739,716	(8,413,063)
Loss from investment in joint ventures	(1,657,378)	(1,928,771)	271,393
Gain on sale of subsidiaries	—	1,492,965	(1,492,965)
Gain on sale of investment in joint venture	—	9,427	(9,427)
Other income	46,228	14,701	31,527
Total revenue and other income	$3,212,896	$12,880,908	$(9,668,012)

Total revenue and other income for the 2017 Quarter decreased $9,668,012, or 75.1%, as compared to the 2016 Quarter. The decrease was primarily due to (i) a decrease in rental income due to the sale of equipment previously on lease to Inotera Memories, Inc. ("Inotera") and the sale of our interests in ICON Hoegh, LLC ("ICON Hoegh") during or subsequent to the 2016 Quarter and (ii) the gain on sale of subsidiaries recognized during the 2016 Quarter from the sale of our interests in ICON Challenge III, LLC ("ICON Challenge III") and ICON Hoegh with no such sales during the 2017 Quarter.

Expenses for the 2017 Quarter and the 2016 Quarter are summarized as follows:

	Three Months Ended June 30,
	2017	2016	Change
Management fees	$77,183	$446,853	$(369,670)
Administrative expense reimbursements	345,109	376,532	(31,423)
General and administrative	492,473	550,073	(57,600)
Interest	1,350,040	2,145,734	(795,694)
Depreciation	1,623,423	8,309,405	(6,685,982)
Loss on derivative financial instruments	339,787	715,991	(376,204)
Impairment loss	2,000,000	—	2,000,000
Total expenses	$6,228,015	$12,544,588	$(6,316,573)

Total expenses for the 2017 Quarter decreased $6,316,573, or 50.4%, as compared to the 2016 Quarter. The decrease in total expenses was primarily due to decreases in (i) depreciation expense due to the sale of equipment previously on lease to Inotera and the sale of the Hoegh Copenhagen through the sale of interests of ICON Hoegh, (ii) interest expense due to the satisfaction of certain of our debt obligations and the assumption of our debt obligations related to ICON Hoegh by a third-party purchaser during the 2016 Quarter, (iii) loss on derivative financial instruments related to the interest rate swaps associated with the debt incurred to finance the acquisition of the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”) and (iv) management fees primarily due to the prepayment of certain leases and loans during or subsequent to the 2016 Quarter, as well as our Investment Manager reducing its management fee by 50% effective July 1, 2016. The decrease was partially offset by an impairment loss recorded during the 2017 Quarter.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $1,269,533, from net income of $418,588 in the 2016 Quarter to a net loss of $850,945 in the 2017 Quarter. This change was primarily due to an impairment loss recorded by our consolidated joint venture that owns the AMC Ambassador, as well as the sale of certain joint ventures or assets held by our joint ventures during the 2016 Quarter.

Net Loss Attributable to Fund Fifteen

As a result of the foregoing factors, net loss attributable to us for the 2017 Quarter and the 2016 Quarter was $2,173,463 and $342,780, respectively. Net loss attributable to us per weighted average Interest outstanding for the 2017 Quarter and the 2016 Quarter was $10.90 and $1.72, respectively.

Results of Operations for the Six Months Ended June 30, 2017 (the “2017 Period”) and 2016 (the “2016 Period”)

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

Financing Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Period	2016 Period
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	57%	15%
Ocean Product Tankers AS	Vessel - tanker	15%	12%
Gallatin Marine Management, LLC	Platform supply vessel	—	26%
Challenge Mfg. Company, LLC	Auto manufacturing equipment	—	20%
Ardmore Shipholding Limited	Marine - product tankers	—	10%
		72%	83%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of June 30, 2017 and December 31, 2016, our note receivable related to Ensaimada totaled $5,397,913, which had been fully reserved. The loan matured in November 2016 and is currently past due. We have been engaged in discussions with Ensaimada and the guarantor regarding the unpaid balance of the loan. As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan and (iv) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which have priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. For the 2017 Period and the 2016 Period, we did not recognize any finance income.

As of December 31, 2016, our net investment in finance lease related to Gallatin was $8,000,000. In May 2016, Gallatin began paying its monthly charter payments late and all charter payments ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS, the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Consequently, as of December 31, 2016, our Investment Manager assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income. In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. Upon such termination, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the 2017 Quarter, we repossessed the AMC Ambassador. Our Investment Manager is currently seeking new charter proposals to re-employ the vessel, as well as exploring a potential sale of the vessel. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value for the vessel that was below its net book value. As a result, we recorded an additional impairment loss of $2,000,000 during the 2017 Quarter.

For the 2017 Period, we recognized finance income of $156,975, which was recognized on a cash basis. For the 2016 Period, we recognized finance income of $481,964, of which no amount was recognized on a cash basis.

Operating Lease Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Period	2016 Period
Fugro, N.V.	Geotechnical drilling vessels	100%	27%
Inotera Memories, Inc.	Photolithograph immersion scanner	—	55%
Hoegh Autoliners Shipping AS	Marine - container vessel	—	18%
		100%	100%

Revenue and other income for the 2017 Period and the 2016 Period is summarized as follows:

	Six Months Ended June 30,
	2017	2016	Change
Finance income	$2,883,938	$3,828,801	$(944,863)
Rental income	6,670,136	23,969,220	(17,299,084)
Loss from investment in joint ventures	(1,551,562)	(1,263,873)	(287,689)
Gain on sale of subsidiaries	—	1,492,965	(1,492,965)
Gain on sale of investment in joint venture	—	9,427	(9,427)
Other income (loss)	55,884	(93,117)	149,001
Total revenue and other income	$8,058,396	$27,943,423	$(19,885,027)

Total revenue and other income for the 2017 Period decreased $19,885,027, or 71.2%, as compared to the 2016 Period. The decrease was primarily due to (i) a decrease in rental income due to the sale of equipment previously on lease to Inotera and the sale of our interests in ICON Hoegh during or subsequent to the 2016 Period, partially offset by an increase in rental income as a result of amendments made to the operating leases with affiliates of Fugro, (ii) the gain on sale of subsidiaries recognized during the 2016 Period from the sale of our interests in ICON Challenge III and ICON Hoegh with no such sales during the 2017 Period and (iii) a decrease in finance income due to (a) no income recognized on the lease related to the AMC Ambassador, on which we ceased recognizing income during the three months ended December 31, 2016, (b) the sale of our interests in ICON Challenge III during the 2016 Period, (c) the prepayment of certain secured term loans by various borrowers during or subsequent to the 2016 Period and (d) the sale of the Ardmore Capella and the Ardmore Calypso (collectively, the "Ardmore Vessels") during the 2016 Period. These decreases in finance income were partially offset by finance income generated from certain investments we entered into in December 2016.

Expenses for the 2017 Period and the 2016 Period are summarized as follows:

	Six Months Ended June 30,
	2017	2016	Change
Management fees	$166,292	$732,775	$(566,483)
Administrative expense reimbursements	715,165	707,094	8,071
General and administrative	930,289	977,647	(47,358)
Interest	2,682,086	4,629,056	(1,946,970)
Depreciation	3,250,281	16,886,050	(13,635,769)
Loss on derivative financial instruments	275,123	998,885	(723,762)
Impairment loss	2,000,000	—	2,000,000
Total expenses	$10,019,236	$24,931,507	$(14,912,271)

Total expenses for the 2017 Period decreased $14,912,271, or 59.8%, as compared to the 2016 Period. The decrease in total expenses was primarily due to decreases in (i) depreciation expense due to the sale of equipment previously on lease to Inotera and the sale of the Hoegh Copenhagen through the sale of interests of ICON Hoegh, (ii) interest expense due to the satisfaction of certain of our debt obligations and the assumption of our debt obligations related to ICON Hoegh by a third-party purchaser during the 2016 Period, (iii) loss on derivative financial instruments related to the interest rate swaps associated with the debt incurred to finance the acquisition of the Fugro Vessels and (iv) management fees primarily due to the prepayment of certain leases and loans, as well as our Investment Manager reducing its management fee by 50% effective July 1, 2016. The decrease was partially offset by an impairment loss recorded during the 2017 Period.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $1,687,804, from net income of $847,620 in the 2016 Period to a net loss of $840,184 in the 2017 Period. This change was primarily due to an impairment loss recorded by our consolidated joint venture that owns the AMC Ambassador, as well as the sale of certain joint ventures or assets held by our joint ventures during the 2016 Period.

Net (Loss) Income Attributable to Fund Fifteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2017 Period and the 2016 Period was $(1,627,870) and $1,903,784, respectively. Net (loss) income attributable to us per weighted average Interest outstanding for the 2017 Period and the 2016 Period was $(8.16) and $9.55, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2017 compared to December 31, 2016.

Total Assets

Total assets decreased $10,328,175, from $225,990,669 at December 31, 2016 to $215,662,494 at June 30, 2017. The decrease in total assets was primarily due to (i) depreciation on our leased equipment at cost, (ii) the impairment loss associated with the AMC Ambassador, (iii) the write down of our joint venture investment associated with Pacific Crest to zero and (iv) the use of cash generated from our investments to (a) repay certain of our non-recourse long-term debt, (b) pay distributions to our partners and (c) settle a value added tax payable related to Inotera during the 2017 Period.

Total Liabilities

Total liabilities decreased $5,533,820, from $110,015,676 at December 31, 2016 to $104,481,856 at June 30, 2017. The decrease was primarily due to the repayment of certain of our debt obligations and the settlement of a value added tax payable related to Inotera during the 2017 Period.

Equity

Equity decreased $4,794,355, from $115,974,993 at December 31, 2016 to $111,180,638 at June 30, 2017. The decrease was due to distributions paid to our partners and our net loss in the 2017 Period.

Liquidity and Capital Resources

Summary

At June 30, 2017 and December 31, 2016, we had cash of $45,499,725 and $46,375,576, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of June 30, 2017, the cash reserve was $983,445. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 31, 2017 and our liquidation period commenced on June 1, 2017. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash on hand and cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future. However, our equipment financing business has encountered significant challenges over the past several years. Specifically, we continue to suffer from an unprecedented and prolonged weakness in global shipping and offshore markets.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our borrowers’ and lessees’ businesses that are beyond our control.

We have used the net proceeds of the offering and the cash generated from our investments to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia and elsewhere.  We have sought to acquire a portfolio of Capital Assets that is comprised of transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of Capital Assets or interests therein at the maturity of the investment, or (c) a combination of both.

Cash Flows

Operating Activities
Cash provided by operating activities decreased $20,310,015, from $22,219,623 in the 2016 Period to $1,909,608 in the 2017 Period. The decrease was primarily due to the sale of certain of our investments during or subsequent to the 2016 Period, which resulted in less operating cash flows, as well as the timing of payments of certain liabilities and the collection of certain receivables.
Investing Activities
Cash provided by investing activities decreased $56,705,688, from $61,099,117 in the 2016 Period to $4,393,429 in the 2017 Period. The decrease was primarily due to (i) proceeds received during the 2016 Period from the sale of certain subsidiaries and joint ventures with no such sales during the 2017 Period, (ii) a reduction in principal received on finance leases and notes receivable primarily due to the sale or prepayment of certain investments during or subsequent to the 2016 Period and (iii) a decrease in distributions received from joint ventures in excess of profits due to the prepayment by D&T in the 2016 Period. The decrease was partially offset by proceeds received from the sale of equipment previously on lease to Challenge and no cash being used to purchase equipment, each during the 2017 Period.

Financing Activities
Cash used in financing activities decreased $52,438,413, from $59,617,301 in the 2016 Period to $7,178,888 in the 2017 Period. The decrease was primarily due to decreases in (i) the repayment of our non-recourse long-term debt due to the satisfaction of our debt obligations related to the Ardmore Vessels and the equipment previously on lease to Inotera, and the assumption of our debt obligations related to ICON Hoegh, all of which occurred during or subsequent to the 2016

Period, (ii) distributions to our partners and noncontrolling interests and (iii) the payment of debt financing costs during the 2017 Period as compared to the 2016 Period.
 Financings and Borrowings

Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at June 30, 2017 and December 31, 2016 of $83,515,233 and $88,072,012, respectively, related to certain vessels, the AMC Ambassador, the Fugro Scout and the Fugro Voyager. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long term debt was $120,792,400 and $126,042,681, respectively.

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB SE in the amount of $17,500,000 at a fixed rate of 4.997% to partly finance the purchase of the AMC Ambassador. As a result of, among other things, Gallatin’s payment default on the bareboat charter and Chapter 11 bankruptcy proceedings commenced by Gallatin and EMAS, we were notified of an event of default on our non-recourse long-term debt on March 29, 2017. DVB SE has reserved, but not exercised, its rights under the loan agreement. In addition, we only made a partial payment on our quarterly debt obligations to DVB SE during the three months ended June 30, 2017.

At June 30, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

Distributions
We, at our General Partner’s discretion, paid monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was May 31, 2017. We paid distributions of $23,253, $2,302,005 and $1,043 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2017 Period. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2017, we had restricted cash of $4,656,137, which is presented within other assets on our consolidated balance sheets.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.
Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2017, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any Interests during the three months ended June 30, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.1
Certificate of Limited Partnership of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1 filed with the SEC on October 6, 2010 (File No. 333-169794)).

4.1
Form of Amended and Restated Limited Partnership Agreement of Registrant (Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 24, 2017).

10.1
Investment Management Agreement, by and between ICON ECI Fund Fifteen, L.P. and ICON Capital Corp., dated as of June 3, 2011 (Incorporated by reference to Exhibit 10.2 to Amendment No.6 to the Registrant's Registration Statement on Form S-1 filed with the SEC on June 3, 2011 (File No. 333-169794)).

10.2
Commercial Loan Agreement, by and between California Bank & Trust and ICON ECI Fund Fifteen, L.P., dated as of May 10, 2011 (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 12, 2011).

10.3
Loan Modification Agreement, dated as of March 31, 2013, by and between California Bank & Trust and ICON ECI Fund Fifteen, L.P. (Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 28, 2013).

10.4
Loan Modification Agreement, by and between California Bank & Trust and ICON ECI Fund Fifteen, L.P., dated as of March 31, 2015 ( Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed on May 13, 2015).

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

August 14, 2017

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)