Form 10-Q
period 2017-09-30
ICON ECI FUND FIFTEEN, L.P.
filed 2017-11-14
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2017

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
☐ Yes  ☑ No

Number of outstanding limited partnership interests of the registrant on November 8, 2017 is 197,385.

ICON ECI Fund Fifteen, L.P.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016

	(unaudited)
Assets
Cash	$22,338,967	$46,375,576
Restricted cash	4,483,053	3,513,940
Net investment in notes receivable	31,585,687	40,131,151
Leased equipment at cost (less accumulated depreciation of $11,401,348 and $6,530,460, respectively)	113,171,793	118,042,681
Vessel	6,000,000	—
Net investment in finance leases	—	10,320,550
Investment in joint ventures	1,366,657	4,359,617
Derivative financial instruments	1,375,172	1,583,000
Other assets	1,068,384	1,664,154
Total assets	$181,389,713	$225,990,669
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$81,744,021	$88,072,012
Due to General Partner and affiliates, net	3,365,406	3,208,866
Seller's credits	14,724,760	14,331,692
Accrued expenses and other liabilities	3,457,308	4,403,106
Total liabilities	103,291,495	110,015,676

Commitments and contingencies (Note 14)

Equity:
Partners' equity:
Limited partners	75,436,102	111,845,247
General Partner	(1,005,198)	(637,428)
Total partners' equity	74,430,904	111,207,819
Noncontrolling interests	3,667,314	4,767,174
Total equity	78,098,218	115,974,993
Total liabilities and equity	$181,389,713	$225,990,669

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue and other income:
Finance income	$1,047,228	$1,265,896	$3,931,166	$5,094,697
Rental income	3,326,653	9,881,522	9,996,789	33,850,742
Income (loss) from investment in joint ventures	107,434	109,866	(1,444,128)	(1,154,007)
Gain on sale of subsidiaries	—	—	—	1,492,965
Gain on sale of investment in joint venture	—	—	—	9,427
Other income (loss)	13,271	36,520	69,155	(56,597)
Total revenue and other income	4,494,586	11,293,804	12,552,982	39,237,227

Expenses:
Management fees	72,064	166,269	238,356	899,044
Administrative expense reimbursements	332,576	372,146	1,047,741	1,079,240
General and administrative	513,025	466,027	1,443,314	1,443,674
Interest	1,348,016	1,621,621	4,030,102	6,250,677
Depreciation	1,620,607	7,347,554	4,870,888	24,233,604
(Gain) loss on derivative financial instruments	(53,572)	(518,437)	221,551	480,448
Credit loss, net	1,000,000	—	1,000,000	—
Impairment loss	231,000	—	2,231,000	—
Total expenses	5,063,716	9,455,180	15,082,952	34,386,687
(Loss) income before income taxes	(569,130)	1,838,624	(2,529,970)	4,850,540
Income tax expense	—	15,942	507,214	276,454
Net (loss) income	(569,130)	1,822,682	(3,037,184)	4,574,086
Less: net (loss) income attributable to noncontrolling interests	(63,633)	316,014	(903,817)	1,163,634
Net (loss) income attributable to Fund Fifteen	$(505,497)	$1,506,668	$(2,133,367)	$3,410,452

Net (loss) income attributable to Fund Fifteen allocable to:
Limited partners	$(500,442)	$1,491,601	$(2,112,033)	$3,376,347
General Partner	(5,055)	15,067	(21,334)	34,105
	$(505,497)	$1,506,668	$(2,133,367)	$3,410,452

Weighted average number of limited partnership interests outstanding	197,385	197,385	197,385	197,385

Net (loss) income attributable to Fund Fifteen per weighted average limited partnership interest outstanding	$(2.54)	$7.56	$(10.70)	$17.11

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	197,385	$111,845,247	$(637,428)	$111,207,819	$4,767,174	$115,974,993
Net income (unaudited)	—	540,137	5,456	545,593	10,761	556,354
Distributions (unaudited)	—	(1,306,899)	(13,201)	(1,320,100)	—	(1,320,100)
Balance, March 31, 2017 (unaudited)	197,385	111,078,485	(645,173)	110,433,312	4,777,935	115,211,247
Net loss (unaudited)	—	(2,151,728)	(21,735)	(2,173,463)	(850,945)	(3,024,408)
Distributions (unaudited)	—	(995,106)	(10,052)	(1,005,158)	(1,043)	(1,006,201)
Balance, June 30, 2017 (unaudited)	197,385	107,931,651	(676,960)	107,254,691	3,925,947	111,180,638
Net loss (unaudited)	—	(500,442)	(5,055)	(505,497)	(63,633)	(569,130)
Distributions (unaudited)	—	(31,995,107)	(323,183)	(32,318,290)	(195,000)	(32,513,290)
Balance, September 30, 2017 (unaudited)	197,385	$75,436,102	$(1,005,198)	$74,430,904	$3,667,314	$78,098,218

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(3,037,184)	$4,574,086
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Finance income	(333,699)	779,500
Credit loss, net	1,000,000	—
Loss from investment in joint ventures	1,444,128	1,154,007
Depreciation	4,870,888	24,233,604
Impairment loss	2,231,000	—
Interest expense from amortization of debt financing costs	389,561	609,796
Interest expense from amortization of seller's credit	453,068	506,211
Other financial loss	207,828	224,620
Deferred income taxes	—	276,454
Paid-in-kind interest	303,061	3,128
Gain on sale of subsidiaries	—	(1,492,965)
Gain on sale of investment in joint venture	—	(9,427)
Changes in operating assets and liabilities:
Restricted cash	(988,843)	432,520
Other assets	(478,032)	1,089,565
Deferred revenue	305,205	990,866
Due from General Partner and affiliates, net	(146,521)	(2,670,224)
Distributions from joint ventures	150,962	852,962
Accrued expenses and other liabilities	(1,251,003)	(1,020,822)
Net cash provided by operating activities	5,120,419	30,533,881
Cash flows from investing activities:
Purchase of equipment	—	(9,875,000)
Proceeds from sale of leased equipment	2,393,388	—
Investment in joint ventures	(16,745)	(11,145)
Principal received on finance leases	77,812	29,574,370
Distributions received from joint ventures in excess of profits	1,183,615	2,236,754
Proceeds from sale of subsidiaries	—	32,559,221
Proceeds from sale of investment in joint venture	—	4,502,107
Change in restricted cash	19,730	17,185
Principal received on notes receivable	8,793,181	8,117,936
Net cash provided by investing activities	12,450,981	67,121,428
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(6,625,000)	(46,368,158)
Repayment of seller's credits	(60,000)	—
Payment of debt financing costs	(83,418)	(1,706,250)
Distributions to noncontrolling interests	(196,043)	(12,256,356)
Distributions to partners	(34,643,548)	(9,983,593)
Net cash used in financing activities	(41,608,009)	(70,314,357)
Net (decrease) increase in cash	(24,036,609)	27,340,952
Cash, beginning of period	46,375,576	18,067,904
Cash, end of period	$22,338,967	$45,408,856

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,745,443	$5,276,832

Supplemental disclosure of non-cash investing and financing activities:
Vessel purchased with non-recourse long-term debt paid directly to seller	$—	$45,500,000
Vessel purchased with subordinated non-recourse financing provided by seller	$—	$6,917,883

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
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

Restricted Cash
Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the nine months ended September 30, 2017 and 2016, the cash flows being restricted or released from restriction were sourced from rental receipts associated with our leasing operations. The use of this cash was restricted pursuant to a provision in the applicable non-recourse long-term debt agreement. As a result, this cash was classified within cash flows from operating activities on our consolidated statements of cash flows. Additionally, during the nine months ended September 30, 2017 and 2016, there was a release of restricted cash originally contributed by us and the noncontrolling interests that was previously restricted for the purpose of maintaining certain minimum cash reserves pursuant to a provision in the non-recourse long-term debt agreement. As a result, these changes in restricted cash were classified within cash flows from investing activities for both periods.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
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
September 30, 2017
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
September 30, 2017
(unaudited)

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

(3)    Net Investment in Notes Receivable
As of September 30, 2017, we had net investment in notes receivable on non-accrual status of $2,500,490 and no net investment in notes receivable that was past due 90 days or more and still accruing. As of December 31, 2016, we had investment in notes receivable on non-accrual status of $5,397,913, which had been fully reserved, and net investment in notes receivable of $3,500,490, of which $1,380,312 was over 90 days past due and still accruing.

On November 22, 2011, we made a secured term loan to Ensaimada S.A. ("Ensaimada") in the amount of $5,298,947. The loan bore interest at 17% per year. The loan matured in November 2016 and was past due. The loan was secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement were guaranteed by both N&P Shipping Co. ("N&P"), the parent company of Ensaimada, and by one of N&P’s shareholders.

 As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan and (iv) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which had priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015 to fully reserve the outstanding balance of the loan.

In October 2017, we entered into an agreement to settle all outstanding obligations owed to us by the guarantors and Ensaimada under the loan. As a result, we reversed a portion of the credit loss reserve and wrote off the remaining credit loss reserve and corresponding balance related to the loan during the three months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, our net investment in note receivable related to Ensaimada totaled $750,000

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

and $0, respectively. For the three and nine months ended September 30, 2017 and 2016, we did not recognize any finance income.

As of December 31, 2016, our net investment in note receivable and accrued interest related to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, "TMA") totaled $3,500,490 and $953,389, respectively. TMA has been in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash has been swept by the senior lender and applied to the senior tranche of the facility (the "Senior Loan") in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed that it was likely that all outstanding principal and accrued interest under our tranche of the facility (the "ICON Loan") would be collectible and as a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Though on an accrual basis, default interest was not accrued on either the principal balance of the note receivable or the interest receivable. In addition, interest was not assessed on the overdue principal balance of the note receivable. Our Investment Manager continues to assess the collectability of the note receivable at each reporting date. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $1,500,000 and $800,000, respectively. As of September 30, 2017, our net investment in note receivable related to TMA was $2,815,158. In addition, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. For the three and nine months ended September 30, 2017, we recognized finance income of $0 and $111,279, respectively, of which no amount was recognized on a cash basis. For the three and nine months ended September 30, 2016, we recognized finance income of $121,771 and $374,444, respectively, of which no amount was recognized on a cash basis.

Net investment in notes receivable consisted of the following:

	September 30,	December 31,
	2017	2016
Principal outstanding (1)	$33,714,310	$46,936,267
Initial direct costs	—	488,192
Deferred fees	(1,443,291)	(1,895,395)
Credit loss reserve (2)	(685,332)	(5,397,913)
Net investment in notes receivable (3)	$31,585,687	$40,131,151

(1)	As of September 30, 2017 and December 31, 2016, total principal outstanding related to our impaired loan was $4,250,490 and $5,178,776, respectively.

(2)
As of September 30, 2017, we had a credit loss reserve of $1,750,000 related to TMA, of which $1,064,668 was reserved against the accrued interest receivable included in other assets and $685,332 was reserved against net investment in notes receivable. As of December 31, 2016, the credit loss reserve of $5,397,913 was related to Ensaimada.

(3)	As of September 30, 2017 and December 31, 2016, net investment in note receivable related to our impaired loan was $3,565,158 and $0, respectively.

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

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

On August 15, 2017, Ocean Product Tankers AS ("Ocean Product") satisfied its obligations in connection with a secured term loan by making a prepayment of $7,128,333, comprised of all outstanding principal and accrued interest. No significant income or loss was recognized as a result of the prepayment.

Credit loss allowance activities for the three months ended September 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2017	$5,397,913
Provisions	1,750,000
Write-offs and recoveries	(5,397,913)
Allowance for credit loss as of September 30, 2017	$1,750,000

Credit loss allowance activities for the three months ended September 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2016	$5,397,913
Provisions	—
Write-offs and recoveries	—
Allowance for credit loss as of September 30, 2016	$5,397,913

Credit loss allowance activities for the nine months ended September 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$5,397,913
Provisions	1,750,000
Write-offs and recoveries	(5,397,913)
Allowance for credit loss as of September 30, 2017	$1,750,000

Credit loss allowance activities for the nine months ended September 30, 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$5,397,913
Provisions	—
Write-offs and recoveries	—
Allowance for credit loss as of September 30, 2016	$5,397,913

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

(4)    Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2017	2016
Geotechnical drilling vessels	$124,573,141	$124,573,141
Leased equipment at cost	124,573,141	124,573,141
Less: accumulated depreciation	11,401,348	6,530,460
Leased equipment at cost, less accumulated depreciation	$113,171,793	$118,042,681

Depreciation expense was $1,620,607 and $7,347,554 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $4,870,888 and $24,233,604 for the nine months ended September 30, 2017 and 2016, respectively.

(5)    Net Investment in Finance Leases

As of September 30, 2017, we had no net investment in finance leases on non-accrual status and no net investment in finance leases that was past due 90 days or more and still accruing. As of December 31, 2016, we had net investment in finance leases on non-accrual status of $8,000,000, and no net investment in finance leases that was past due 90 days or more and still accruing.

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

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

For the three and nine months ended September 30, 2017, we recognized finance income of $0 and $156,975, respectively, which was recognized on a cash basis. For the three and nine months ended September 30, 2016, we recognized finance income of $463,662 and $1,445,031, respectively, of which no amount was recognized on a cash basis.

Net investment in finance leases consisted of the following:

	September 30,	December 31,
	2017	2016
Minimum rents receivable (1)	$—	$22,526,705
Estimated unguaranteed residual values	—	390,286
Initial direct costs	—	255,720
Unearned income	—	(5,580,203)
Credit loss reserve (2)	—	(7,271,958)
Net investment in finance leases	$—	$10,320,550

(1)	As of December 31, 2016, total minimum rents receivable related to our impaired finance lease was $19,875,450.

(2)	As of December 31, 2016, the credit loss reserve of $7,271,958 was related to the AMC Ambassador.

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

(6)    Vessel

Upon termination of the bareboat and time charters with Gallatin and EMAS, respectively (see Note 5), we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017. Our Investment Manager is currently seeking new charter proposals to re-employ the vessel as well as exploring a potential sale of the vessel. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value for the vessel as of June 30, 2017 that was below its then net book value. As a result, we recorded an additional impairment loss of $2,000,000 during the three months ended June 30, 2017.

(7)    Investment in Joint Ventures

On June 12, 2014, a joint venture owned 12.5% by us, 75% by ICON Leasing Fund Twelve Liquidating Trust (f/k/a ICON Leasing Fund Twelve, LLC) ("Fund Twelve"), an entity also managed by our Investment Manager, and 12.5% by Fund Fourteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB”) and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit.

Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Investment Manager was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, the joint venture performed an impairment test on the vessel. Based on such test, the joint venture recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017, of which we were only allocated $1,758,641 of such impairment loss as our investment in the joint venture was written down to zero. During the three months ended September 30, 2017, the joint venture ceased recognizing rental income on the lease.

Information as to the results of operations of this joint venture is summarized as follows:

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$137,958	$1,164,394	$2,466,746	$3,493,181
Net (loss) income	$(338,832)	$217,524	$(14,530,337)	$640,670
Our share of net income (loss)	$—	$27,659	$(1,698,951)	$81,490

On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC), an entity also managed by our Investment Manager, and 21% by Fund Twelve purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. ("JAC") from Standard Chartered Bank for $28,462,500. Our initial contribution to the joint venture was $12,296,208. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and was scheduled to mature in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The subordinated credit facility was secured by a second priority security interest in all JAC’s assets, which included, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

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

As a result of these factors, during the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding the joint venture’s ultimate collectability of the facility and commenced recording credit losses. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Investment Manager reassessed the collectability of the facility by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, the joint venture recorded an aggregate credit loss of $31,637,426 related to JAC based on our Investment Manager’s quarterly collectability analyses, of which our share was $12,879,462. Our Investment Manager also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that there was no impairment.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC’s manufacturing facility resumed operations, no debt payments were made by JAC to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could have been up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which had priority over the joint venture’s facility. Based upon this reassessment, our Investment Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,146,310. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC's manufacturing facility for sale. On September 12, 2017, our Investment Manager received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third party and confirmed that no sales proceeds are anticipated to be distributed to the subordinated lenders. As a result,

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

the joint venture wrote off an aggregate credit loss reserve and corresponding balance related to the facility of $37,003,202 during the three months ended September 30, 2017. The joint venture did not recognize any finance income for the three and nine months ended September 30, 2017 and 2016. As of December 31, 2016, the total net investment in notes receivable held by the joint venture was $0. As of September 30, 2017 and December 31, 2016, our total investment in the joint venture was $0.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Net income (loss)	$6,336	$11,337	$(2,363)	$(5,388,209)
Our share of net income (loss)	$2,534	$(3,711)	$(945)	$(2,163,426)

On July 21, 2017, Blackhawk Mining, LLC and its affiliates (collectively, “Blackhawk”) satisfied their remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $53,006.

As part of our Investment Manager’s and ABN AMRO’s efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our 12.5% investment in a joint venture that owns two LPG tanker vessels currently on lease to an affiliate of Foreguard Shipping I Global Ships Ltd. ("Foreguard"). As a result of such assessment, our Investment Manager believed that the loss in value of this investment is other than a temporary decline and as a result, determined to record an impairment loss of $231,000 on our investment in the joint venture related to Foreguard during the three months ended September 30, 2017.
(8)    Non-Recourse Long-Term Debt

As of September 30, 2017 and December 31, 2016, we had the following non-recourse long-term debt:

Counterparty	September 30, 2017	December 31, 2016	Maturity	Rate
ABN AMRO, Rabobank, NIBC	$77,729,166	$83,416,666	2020	4.367% *
DVB Bank SE	5,312,500	6,250,000	2019	4.997%
	83,041,666	89,666,666
Less: debt issuance costs	1,297,645	1,594,654
Total non-recourse long-term debt	$81,744,021	$88,072,012

* The interest rate was fixed at 4.117% after giving effect to the interest rate swaps entered into on February 8, 2016. Effective December 31, 2016, the interest rate of the variable rate senior loan increased by 0.25% pursuant to an amended facility agreement.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $119,171,793 and $126,042,681, respectively.

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB Bank SE (“DVB SE”) in the amount of $17,500,000 at a fixed rate of 4.997% to partly finance the purchase of the AMC Ambassador. As of September 30, 2017, the outstanding principal balance of the loan facility was $5,312,500. As a result of, among other things, Gallatin’s payment default on the bareboat charter and Chapter 11 bankruptcy proceedings commenced by Gallatin and EMAS, we were notified of an event of default on our non-recourse long-term debt on March 29, 2017. DVB SE has reserved, but not exercised, its rights under the loan agreement. In addition, we only made a partial payment on our quarterly debt obligations to DVB SE since the occurrence of the event of default.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

For the three months ended September 30, 2017 and 2016, we recognized interest expense of $124,619 and $179,940, respectively, related to the amortization of debt financing costs. For the nine months ended September 30, 2017 and 2016, we recognized interest expense of $380,427 and $593,354, respectively, related to the amortization of debt financing costs.

At September 30, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.
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

As of December 31, 2016, we had capitalized net debt financing costs related to our Facility of $9,134, which were included in other assets in our consolidated balance sheets. The debt financing costs were fully amortized upon expiration of the Facility. For the three months ended September 30, 2016, we recognized interest expense of $5,480 related to the amortization of debt financing costs. For the nine months ended September 30, 2017 and 2016, we recognized interest expense of $9,134 and $16,442, respectively, related to the amortization of debt financing costs.

(10)    Transactions with Related Parties
We paid distributions to our General Partner of $323,183 and $20,047 for the three months ended September 30, 2017 and 2016, respectively. We paid distributions to our General Partner of $346,436 and $99,836 for the nine months ended September 30, 2017 and 2016, respectively. Our General Partner’s interest in our net income was $5,055 and $15,067 for the three months ended September 30, 2017 and 2016, respectively. Our General Partner’s interest in our net (loss) income was $(21,334) and $34,105 for the nine months ended September 30, 2017 and 2016, respectively. Effective July 1, 2016, our Investment Manager reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from our investments).

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2017	2016	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$72,064	$166,269	$238,356	$899,044
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	332,576	372,146	1,047,741	1,079,240
Fund Fourteen	Noncontrolling interest	Interest expense (1)	102,131	103,295	303,061	307,885
			$506,771	$641,710	$1,589,158	$2,286,169
(1)  Amount charged directly to operations.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

At September 30, 2017, we had a net payable of $3,365,406 due to our General Partner and affiliates that primarily consisted of a note payable of $3,220,860 and accrued interest of $27,753 due to Fund Fourteen related to its noncontrolling interest in a vessel, the AMC Ambassador.

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

Credit Risk
Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of September 30, 2017, the termination value would be a receivable of $1,388,389.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

Non-designated Derivatives
On February 8, 2016, we entered into two interest rate swaps with ABN AMRO that are not designated and not qualifying as cash flow hedges. As of September 30, 2017, the aggregate notional amount of the two interest rate swaps was $77,729,167. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges are recorded directly in earnings, which is included in (gain) loss on derivative financial instruments on our consolidated statements of operations.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of September 30, 2017 and December 31, 2016.

	Asset Derivatives
		September 30, 2017	December 31, 2016
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative financial instruments	$1,375,172	$1,583,000

Our derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on our consolidated statements of operations for the three months ended September 30, 2017 and 2016 of $53,572 and $518,437, respectively. Our derivative financial instruments not designated as hedging instruments generated a loss on derivative financial instruments on our consolidated statements of operations for the nine months ended September 30, 2017 and 2016 of $221,551 and $480,448, respectively.
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

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,375,172	$—	$1,375,172

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

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

The following table summarizes the valuation of our material non-financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment or credit loss was recorded, while the carrying value of the asset is presented as of September 30, 2017:

					Impairment Loss for the Nine Months Ended September 30, 2017
	Carrying Value at September 30, 2017	Fair Value at Impairment Date
		Level 1	Level 2	Level 3
Vessel	$6,000,000	$—	$—	$6,000,000	$2,000,000
Our collateral dependent finance lease related to Gallatin was valued based on the estimated fair value of the vessel as of June 30, 2017 provided by an independent third party appraiser using a market approach. The estimated fair value was based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3 (see Note 6).

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
The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 8.0% and 18.1% as of September 30, 2017. The fair value of the principal outstanding

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

on our fixed-rate non-recourse long-term debt and seller’s credits was derived using discount rates ranging between 4.4% and 5.6% as of September 30, 2017.

	September 30, 2017
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$33,028,978	$31,460,447

Principal outstanding on fixed-rate non-recourse long-term debt	$86,262,526	$84,709,385

Seller's credits	$14,724,760	$14,355,841
(13)       Income Taxes
We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for these taxes is the responsibility of each of the individual partners rather than our business as a whole. However, the Taiwan branch of our direct wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (the “Inotera Taiwan Branch”), is taxed as a corporation under the laws of Taiwan, Republic of China.  The Taiwan corporate income tax rate is 17.0% for 2017. For the three months ended September 30, 2017 and 2016, we recorded $0 and $15,942, respectively, of current income tax expense. For the nine months ended September 30, 2017 and 2016, we recorded $507,214 and $276,454, respectively, of current income tax expense.

Under the laws of Taiwan, Republic of China, the Inotera Taiwan Branch is subject to income tax examination for the 2014 tax year and subsequent tax years. We have not identified any material uncertain tax positions as of September 30, 2017.
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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2017, we had restricted cash of $4,483,053.

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
On November 22, 2011, we made a secured term loan to Ensaimada in the amount of $5,298,947. The loan bore interest at 17% per year. The loan matured in November 2016 and was past due. The loan was secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement were guaranteed by both N&P and by one of N&P’s shareholders. As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan and (iv) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which had priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015 to fully reserve the outstanding balance of the loan. In October 2017, we entered into an agreement to settle all outstanding obligations owed to us by the guarantors and Ensaimada under the loan. As a result, we reversed a portion of the credit loss reserve and wrote off the remaining credit loss reserve and corresponding balance related to the loan during the three months ended September 30, 2017.
On August 15, 2017, Ocean Product satisfied its obligations in connection with a secured term loan by making a prepayment of $7,128,333, comprised of all outstanding principal and accrued interest. No significant income or loss was recognized as a result of the prepayment.

As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $953,389, respectively. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed that it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible and as a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Our Investment Manager continues to assess the collectability of the note receivable at each reporting date. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017. As of September 30, 2017, our net investment in note receivable related to TMA was $2,815,158. In addition, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0.
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
Mining Equipment
On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $53,006.
Investment in Joint Ventures

As part of our Investment Manager’s and ABN AMRO’s efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our 12.5% investment in a joint venture that owns two LPG tanker vessels currently on lease to an affiliate of Foreguard. As a result of such assessment, our Investment Manager believed that the loss in value of this investment is other than a temporary decline and as a result, determined to record an impairment loss of $231,000 on our investment in the joint venture related to Foreguard during the three months ended September 30, 2017.
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

Results of Operations for the Three Months Ended September 30, 2017 (the “2017 Quarter”) and 2016 (the “2016 Quarter”)

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
Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$22,768,004	72%	$22,671,257	45%
Vessel - motor cargo	5,252,525	17%	5,447,517	11%
Platform supply vessels	2,815,158	9%	11,500,490	23%
Marine - dry bulk vessels	750,000	2%	—	—
Vessel - tanker	—	—	7,123,187	14%
Auto manufacturing equipment	—	—	2,320,550	4%
Marine - asphalt carrier	—	—	1,388,700	3%
	$31,585,687	100%	$50,451,701	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	81%	31%
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	11%	—
Ocean Product Tankers AS	Vessel - tanker	8%	18%
Gallatin Marine Management, LLC	Offshore support vessel	—	37%
		100%	86%

 Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2016, our note receivable related to Ensaimada totaled $5,397,913, which had been fully reserved. The loan matured in November 2016 and was past due. As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan and (iv) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which had priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. In October 2017, we entered into an agreement to settle all outstanding obligations owed to us by the guarantors and Ensaimada under the loan. As a result, we reversed a portion of the credit loss reserve and wrote off the remaining credit loss reserve and corresponding balance related to the loan during the 2017 Quarter. For the 2017 Quarter and the 2016 Quarter, we did not recognize any finance income.

As of December 31, 2016, our net investment in finance lease related to Gallatin was $8,000,000. In May 2016, Gallatin began paying its monthly charter payments late and all charter payments ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS, the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Consequently, as of December 31, 2016, our Investment Manager assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income. In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. Upon such termination, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the three months ended June 30, 2017, we repossessed the AMC Ambassador. Our Investment Manager is currently seeking new charter proposals to re-employ the vessel as well as exploring a potential sale of the vessel. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value for the vessel as of June 30, 2017 that was below its then net book value. As a result, we recorded an additional impairment loss of $2,000,000 during the three months ended June 30, 2017. For the 2017 Quarter and the 2016 Quarter, we recognized finance income of $0 and $463,662, respectively, of which no amount was recognized on a cash basis.

As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $953,389, respectively. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed that it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible and as a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Our Investment Manager continues to assess the collectability of the note receivable at each reporting date. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, we recorded a credit loss of $1,750,000 during the 2017 Quarter. As of September 30, 2017, our net investment in note receivable related to TMA was $2,815,158. In addition, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. During the 2017 Quarter and the 2016 Quarter, we recognized finance income of $0 and $121,771, respectively, of which no amount was recognized on a cash basis.
Operating Lease Transactions

The following table sets forth the type of equipment subject to operating leases in our portfolio:

	September 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Geotechnical drilling vessels	$113,171,793	100%	$118,042,681	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Fugro, N.V.	Geotechnical drilling vessels	100%	33%
Inotera Memories, Inc.	Photolithograph immersion scanner	—	67%
		100%	100%

Revenue and other income for the 2017 Quarter and the 2016 Quarter is summarized as follows:

	Three Months Ended September 30,
	2017	2016	Change
Finance income	$1,047,228	$1,265,896	$(218,668)
Rental income	3,326,653	9,881,522	(6,554,869)
Income from investment in joint ventures	107,434	109,866	(2,432)
Other income	13,271	36,520	(23,249)
Total revenue and other income	$4,494,586	$11,293,804	$(6,799,218)

Total revenue and other income for the 2017 Quarter decreased $6,799,218, or 60.2%, as compared to the 2016 Quarter. The decrease was primarily due to decreases in (i) rental income due primarily to the sale of equipment previously on lease to Inotera Memories, Inc. ("Inotera") in November 2016 and (ii) finance income due primarily to (a) no income recognized on the lease related to the AMC Ambassador and on the loan due from TMA, as each investment was placed on non-accrual status subsequent to the 2016 Quarter and (b) prepayments made by various borrowers and a lessee during or subsequent to the 2016 Period, partially offset by finance income generated from certain investments we entered into in December 2016.

Expenses for the 2017 Quarter and the 2016 Quarter are summarized as follows:

	Three Months Ended September 30,
	2017	2016	Change
Management fees	$72,064	$166,269	$(94,205)
Administrative expense reimbursements	332,576	372,146	(39,570)
General and administrative	513,025	466,027	46,998
Interest	1,348,016	1,621,621	(273,605)
Depreciation	1,620,607	7,347,554	(5,726,947)
Gain on derivative financial instruments	(53,572)	(518,437)	464,865
Credit loss, net	1,000,000	—	1,000,000
Impairment loss	231,000	—	231,000
Total expenses	$5,063,716	$9,455,180	$(4,391,464)

Total expenses for the 2017 Quarter decreased $4,391,464, or 46.4%, as compared to the 2016 Quarter. The decrease in total expenses was primarily due to decreases in (i) depreciation expense due to the sale of equipment previously on lease to Inotera in November 2016 and (ii) interest expense due primarily to the satisfaction of our debt obligations related to the asset previously on lease to Inotera upon the sale of such asset in November 2016. These decreases were partially offset by (i) the credit loss recorded during the 2017 Quarter related to TMA, partially offset by a reversal of the credit loss related to Ensaimada during the 2017 Quarter, (ii) a decrease in gain on derivative financial instruments related to the interest rate swaps associated with the debt incurred to finance the acquisition of the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”) and (iii) an impairment loss recorded during the 2017 Quarter related to our investment in a joint venture with no comparable loss recorded during the 2016 Quarter.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $379,647, from net income of $316,014 in the 2016 Quarter to a net loss of $63,633 in the 2017 Quarter. This change was primarily due to a loss recorded by our consolidated joint venture that owns the AMC Ambassador and a decrease in net income generated by our consolidated joint venture that owns the Fugro Vessels due to a less favorable movement on its interest rate swaps.

Net (Loss) Income Attributable to Fund Fifteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2017 Quarter and the 2016 Quarter was $(505,497) and $1,506,668, respectively. Net (loss) income attributable to us per weighted average Interest outstanding for the 2017 Quarter and the 2016 Quarter was $(2.54) and $7.56, respectively.

Results of Operations for the Nine Months Ended September 30, 2017 (the “2017 Period”) and 2016 (the “2016 Period”)

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

Financing Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Period	2016 Period
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	65%	19%
Ocean Product Tankers AS	Vessel - tanker	14%	13%
Challenge Mfg. Company, LLC	Auto manufacturing equipment	6%	16%
Gallatin Marine Management, LLC	Offshore support vessel	4%	28%
		89%	76%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

As of December 31, 2016, our note receivable related to Ensaimada totaled $5,397,913, which had been fully reserved. The loan matured in November 2016 and was past due. As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan and (iv) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which had priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. In October 2017, we entered into an agreement to settle all outstanding obligations owed to us by the guarantors and Ensaimada under the loan. As a result, we reversed a portion of the credit loss reserve and wrote off the remaining credit loss reserve and corresponding balance related to the loan during the 2017 Quarter. For the 2017 Period and the 2016 Period, we did not recognize any finance income.

As of December 31, 2016, our net investment in finance lease related to Gallatin was $8,000,000. In May 2016, Gallatin began paying its monthly charter payments late and all charter payments ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS, the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Consequently, as of December 31, 2016, our Investment Manager assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income. In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. Upon such termination, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the three months ended June 30, 2017, we repossessed the AMC Ambassador. Our Investment Manager is currently seeking new charter proposals to re-employ the vessel, as well as exploring a potential sale of the vessel. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value for the vessel as of June 30, 2017 that was below its then net book value. As a result, we recorded an additional impairment loss of $2,000,000 during the three months ended June 30, 2017. For the 2017 Period, we recognized finance income of $156,975, which was recognized on a cash basis. For the 2016 Period, we recognized finance income of $1,445,031, of which no amount was recognized on a cash basis.

As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $953,389, respectively. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed that it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible and as a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Our Investment Manager continues to assess the collectability of the note receivable at each reporting date. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, we recorded a credit loss of $1,750,000 during the 2017 Period. As of September 30, 2017, our net investment in note receivable related to TMA was $2,815,158. In addition, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. During the 2017 Period and the 2016 Period, we recognized finance income of $111,279 and $374,444, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017 Period	2016 Period
Fugro, N.V.	Geotechnical drilling vessels	100%	29%
Inotera Memories, Inc.	Photolithograph immersion scanner	—	58%
Hoegh Autoliners Shipping AS	Marine - container vessel	—	13%
		100%	100%

Revenue and other income for the 2017 Period and the 2016 Period is summarized as follows:

	Nine Months Ended September 30,
	2017	2016	Change
Finance income	$3,931,166	$5,094,697	$(1,163,531)
Rental income	9,996,789	33,850,742	(23,853,953)
Loss from investment in joint ventures	(1,444,128)	(1,154,007)	(290,121)
Gain on sale of subsidiaries	—	1,492,965	(1,492,965)
Gain on sale of investment in joint venture	—	9,427	(9,427)
Other income (loss)	69,155	(56,597)	125,752
Total revenue and other income	$12,552,982	$39,237,227	$(26,684,245)

Total revenue and other income for the 2017 Period decreased $26,684,245, or 68.0%, as compared to the 2016 Period. The decrease was primarily due to (i) a decrease in rental income due primarily to the sale of equipment previously on lease to Inotera in November 2016 and the sale of our interests in ICON Hoegh, LLC ("ICON Hoegh"), during or subsequent to the 2016 Period, partially offset by an increase in rental income as a result of amendments made to our operating leases with affiliates of Fugro N.V., (ii) the gain on sale of subsidiaries recognized during the 2016 Period from the sale of our interests in ICON Challenge III, LLC ("ICON Challenge III") and ICON Hoegh with no such sales during the 2017 Period and (iii) a decrease in finance income due primarily to (a) no income recognized on the lease related to the AMC Ambassador and on the loan due from TMA, as each investment was placed on non-accrual status subsequent to the 2016 Period, (b) the sale of our interests in ICON Challenge III during the 2016 Period, (c) the prepayment of certain secured term loans by various borrowers during or subsequent to the 2016 Period and (d) the sale of the Ardmore Capella and the Ardmore Calypso (collectively, the "Ardmore Vessels") during the 2016 Period. These decreases in finance income were partially offset by finance income generated from certain investments we entered into in December 2016.

Expenses for the 2017 Period and the 2016 Period are summarized as follows:

	Nine Months Ended September 30,
	2017	2016	Change
Management fees	$238,356	$899,044	$(660,688)
Administrative expense reimbursements	1,047,741	1,079,240	(31,499)
General and administrative	1,443,314	1,443,674	(360)
Interest	4,030,102	6,250,677	(2,220,575)
Depreciation	4,870,888	24,233,604	(19,362,716)
Loss on derivative financial instruments	221,551	480,448	(258,897)
Credit loss, net	1,000,000	—	1,000,000
Impairment loss	2,231,000	—	2,231,000
Total expenses	$15,082,952	$34,386,687	$(19,303,735)

Total expenses for the 2017 Period decreased $19,303,735, or 56.1%, as compared to the 2016 Period. The decrease in total expenses was primarily due to decreases in (i) depreciation expense due to the sale of equipment previously on lease to Inotera and the sale of the Hoegh Copenhagen through the sale of interests of ICON Hoegh during or subsequent to the 2016 Period, (ii) interest expense due to the satisfaction of certain of our debt obligations and the assumption of our debt obligations related to ICON Hoegh by a third-party purchaser during the 2016 Period, (iii) management fees primarily due to the prepayment of certain leases and loans, as well as our Investment Manager reducing its management fee by 50% effective July 1, 2016 and (iv) loss on derivative financial instruments related to the interest rate swaps associated with the debt incurred to finance the acquisition of the Fugro Vessels. These decreases were partially offset by the (a) impairment loss recorded during the 2017 Period related to the AMC Ambassador and an investment in a joint venture and (b) credit loss recorded during the 2017 Quarter related to TMA, partially offset by a reversal of the credit loss during the 2017 Quarter related to Ensaimada.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests changed by $2,067,451, from net income of $1,163,634 in the 2016 Period to a net loss of $903,817 in the 2017 Period. This change was primarily due to an impairment loss recorded by our consolidated joint venture that owns the AMC Ambassador, as well as the sale of certain joint ventures or assets held by our joint ventures during the 2016 Period.

Net (Loss) Income Attributable to Fund Fifteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2017 Period and the 2016 Period was $(2,133,367) and $3,410,452, respectively. Net (loss) income attributable to us per weighted average Interest outstanding for the 2017 Period and the 2016 Period was $(10.70) and $17.11, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2017 compared to December 31, 2016.

Total Assets

Total assets decreased $44,600,956, from $225,990,669 at December 31, 2016 to $181,389,713 at September 30, 2017. The decrease in total assets was primarily due to (i) the use of existing cash and cash generated and returned from our investments to (a) pay distributions to our partners, (b) repay certain of our non-recourse long-term debt and (c) settle a value added tax payable related to Inotera during the 2017 Period, (ii) the depreciation of our leased equipment at cost, (iii) the impairment loss associated with the AMC Ambassador, (iv) the credit loss related to TMA, and (v) a write down of our joint venture investment related to Pacific Crest to zero, all during the 2017 Period.

Total Liabilities

Total liabilities decreased $6,724,181, from $110,015,676 at December 31, 2016 to $103,291,495 at September 30, 2017. The decrease was primarily due to the repayment of certain of our debt obligations and the settlement of a value added tax payable related to Inotera during the 2017 Period, partially offset by the interest accretion on our seller's credit.

Equity

Equity decreased $37,876,775, from $115,974,993 at December 31, 2016 to $78,098,218 at September 30, 2017. The decrease was due to distributions paid to our partners and noncontrolling interests and our net loss for the 2017 Period.

Liquidity and Capital Resources

Summary

At September 30, 2017 and December 31, 2016, we had cash of $22,338,967 and $46,375,576, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of September 30, 2017, the cash reserve was $983,445 and is included in our cash balance as of September 30, 2017. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 31, 2017 and our liquidation period commenced on June 1, 2017. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities
Cash provided by operating activities decreased $25,413,462, from $30,533,881 in the 2016 Period to $5,120,419 in the 2017 Period. The decrease was primarily due to the sale of certain of our investments during or subsequent to the 2016 Period, which resulted in less operating cash flows, as well as the timing of payments of certain liabilities and the collection of certain receivables.
Investing Activities
Cash provided by investing activities decreased $54,670,447, from $67,121,428 in the 2016 Period to $12,450,981 in the 2017 Period. The decrease was primarily due to (i) proceeds received during the 2016 Period from the sale of certain subsidiaries and joint ventures with no such sales during the 2017 Period, (ii) a reduction in principal received on finance leases primarily due to the sale or prepayment of certain investments during or subsequent to the 2016 Period and (iii) a decrease in distributions received from joint ventures in excess of profits due to the prepayment by D&T Holdings, LLC in the 2016 Period. The decrease was partially offset by proceeds received from the sale of equipment previously on lease to Challenge and no cash being used to purchase equipment, each during the 2017 Period.

Financing Activities
Cash used in financing activities decreased $28,706,348, from $70,314,357 in the 2016 Period to $41,608,009 in the 2017 Period. The decrease was primarily due to decreases in (i) the repayment of our non-recourse long-term debt due to the satisfaction of our debt obligations related to the Ardmore Vessels and the equipment previously on lease to Inotera, and the assumption of our debt obligations related to ICON Hoegh, all of which occurred during 2016, (ii) distributions to noncontrolling interests and (iii) the payment of debt financing costs during the 2017 Period as compared to the 2016 Period. This decrease was partially offset by an increase in distributions to our partners during the 2017 Period.

Financings and Borrowings

Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at September 30, 2017 and December 31, 2016 of $81,744,021 and $88,072,012, respectively, related to certain vessels, the AMC Ambassador, the Fugro Scout and the Fugro Voyager. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of September 30, 2017 and December 31, 2016, the total carrying value of assets subject to non-recourse long-term debt was $119,171,793 and $126,042,681, respectively.

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB SE in the amount of $17,500,000 at a fixed rate of 4.997% to partly finance the purchase of the AMC Ambassador. As a result of, among other things, Gallatin’s payment default on the bareboat charter and Chapter 11 bankruptcy proceedings commenced by Gallatin and EMAS, we were notified of an event of default on our non-recourse long-term debt on March 29, 2017. DVB SE has reserved, but not exercised, its rights under the loan agreement. In addition, we only made a partial payment on our quarterly debt obligations to DVB SE since the occurrence of the event of the default.

At September 30, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

Distributions
We, at our General Partner’s discretion, paid monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was May 31, 2017. We paid distributions of $346,436, $34,297,112 and $196,043 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2017 Period. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At September 30, 2017, we had restricted cash of $4,483,053.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.
Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2017, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended September 30, 2017.

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

10.4
Loan Modification Agreement, by and between California Bank & Trust and ICON ECI Fund Fifteen, L.P., dated as of March 31, 2015 (Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed on May 13, 2015).

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

November 14, 2017

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)