Form 10-K
period 2017-12-31
ICON ECI FUND FIFTEEN, L.P.
filed 2018-03-30
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017
or
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Number of outstanding limited partnership interests of the registrant on March 27, 2018 is 197,385.
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

Our general partner is ICON GP 15, LLC, a Delaware limited liability company (the “General Partner”), and our investment manager is ICON Capital, LLC, a Delaware limited liability company (the “Investment Manager”). Our General Partner manages and controls our business affairs, including, but not limited to, our investments in business-essential equipment and corporate infrastructure (collectively, “Capital Assets”), pursuant to the terms of our amended and restated limited partnership agreement (the “Partnership Agreement”).  Pursuant to the terms of an investment management agreement, our General Partner engaged our Investment Manager to, among other things, facilitate the acquisition and servicing of our investments.  Additionally, our General Partner has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our offering period commenced on June 6, 2011 and ended on June 6, 2013. We offered limited partnership interests (the “Interests”) on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 Interests had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP Plan”).  The DRIP Plan allowed limited partners to purchase Interests with distributions received from us and/or certain affiliates of ours, subject to certain restrictions. As of July 28, 2011 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of Interests, the minimum offering amount, at which time we commenced operations. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011.

As of June 6, 2013, 197,597 Interests were sold pursuant to our offering, of which 5,961 Interests were issued at a discounted price pursuant to our DRIP Plan, representing total capital contributions to us of $196,688,918 by 4,644 limited partners. Pursuant to the terms of our offering, we established a reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of December 31, 2017, the reserve was $983,445. During the period from the Initial Closing Date through June 6, 2013, we paid sales commissions to third parties in the amount of $13,103,139 and dealer-manager fees in the amount of $5,749,021 to CION Securities, LLC (“CION Securities”), the dealer-manager of our offering and an affiliate of our General Partner. In addition, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,730,919, which were recorded as a reduction of partners’ equity.

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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

Our Business

We are a direct financing fund that primarily made investments in domestic and international businesses, which investments were primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return.

In the case of secured loans and other financing transactions, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we loaned to borrowers. In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or was not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on the purchase price of the leased Capital Assets. In the case of investments in leased Capital Assets that decline in value at a slow rate due to the long economic life of such Capital Assets, we expect that we will generate sufficient net proceeds at the end of the investment from the sale or re-lease of such Capital Assets to provide a return of and a return on our investment. In the case of operating leases, we expect most, if not all, of the return of and the return on such investments to be realized upon the sale or re-lease of the Capital Assets. For leveraged leases, we expect the rental income we receive to be less than the purchase price of the Capital Assets because we structured these transactions to utilize some or all of the lease rental payments to reduce the amount of non-recourse indebtedness used to acquire such assets.

In some cases with respect to the above investments, we may have acquired equity interests, as well as warrants or other rights to acquire equity interests, in the borrower or lessee that may increase the expected return on our investments.

We divide the life of the Partnership into three distinct phases:

(1)Offering Period: The period during which we offered and sold Interests to investors. We invested most of the net proceeds from the sale of Interests in Capital Assets.

(2)Operating Period: After the close of the offering period, we reinvested the cash generated from our initial investments to the extent that cash was not needed for our expenses, reserves and distributions to limited partners. Our operating period ended on May 31, 2017.

(3)Liquidation Period: Our liquidation period commenced on June 1, 2017, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

At December 31, 2017 and 2016, we had total assets of $170,639,097 and $225,990,669, respectively.  For the year ended December 31, 2017, we had one lessee and one borrower that accounted for 91.9% of our rental and finance income of $18,983,338. Net loss attributable to us for the year ended December 31, 2017 was $3,641,221. For the year ended December 31, 2016, we had two lessees that accounted for 78.3% of our rental and finance income of $47,509,772. Net income attributable to us for the year ended December 31, 2016 was $248,749.

At December 31, 2017, our portfolio, which we hold either directly or through joint ventures, consisted of the following investments:

Notes Receivable

•A subordinated term loan to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”), secured by, among other things, a first priority security interest in and earnings from platform supply vessels, which matures in August 2019.

•A term loan to CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”), secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel, which matures in December 2020.

•A term loan to Lubricating Specialties Company (“LSC”), secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets, which matures in December 2020.

Marine Vessels

•A 60% ownership interest in an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), which was subject to a nine-year bareboat charter with Gallatin Marine Management, LLC (“Gallatin”). The bareboat charter was terminated, effective March 12, 2017.

•A 12.5% ownership interest in two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), which were subject to eight-year bareboat charters with an affiliate of Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”). The bareboat charters were scheduled to expire in March 2022 and April 2022, respectively. The EPIC Vessels were sold to an affiliate of Foreguard Shipping in February 2018.

•A 12.5% ownership interest in an offshore supply vessel, the Crest Olympus, which is subject to a 10-year bareboat charter with Pacific Crest Pte. Ltd. (“Pacific Crest”), which expires in June 2024.

Geotechnical Drilling Vessels

•A 75% ownership interest in two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), which are subject to 12-year bareboat charters with affiliates of Fugro N.V. (“Fugro”), which expire in December 2027.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2017 and 2016, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We engaged in one business segment, the business of investing in Capital Assets, including, but not limited to, Capital Assets that were already subject to lease, Capital Assets that we purchased and leased to domestic and international businesses, loans secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Competition

The commercial leasing and finance industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments we competed, and as we seek to liquidate our portfolio we compete, with a variety of competitors including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

Other equipment finance companies and equipment manufacturers or their affiliated financing companies may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could have offered or that we can currently offer in liquidating our portfolio. In addition, increased competition in the equipment financing business caused us to encounter significant challenges. Specifically, we suffered from increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities. Please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect of such increased competition on our results of operations.

We competed primarily on the basis of pricing, terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments were often made directly rather than through competition in the open market. Nevertheless, to the extent that our competitors competed aggressively on any combination of the foregoing factors, we could fail to achieve our investment objectives.

Employees

We have no direct employees.  Our General Partner and our Investment Manager supervise and control our business affairs and originated and service our investments.

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

Financial Information Regarding Geographic Areas

Certain of our investments generate revenue in geographic areas outside of the United States. For additional information, see Note 15 to our consolidated financial statements.

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

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

Number of
Partners as of
Title of Class	March 27, 2018
General Partner	1
Limited partners	4,685

We, at our General Partner’s discretion, paid monthly distributions to each of our limited partners beginning the first month after each such limited partner was admitted through the end of our operating period, which was on May 31, 2017. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our Partnership Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions to our limited partners totaling $42,085,080 and $11,846,651 for the years ended December 31, 2017 and 2016, respectively. Additionally, we paid distributions to our General Partner of $425,100 and $119,663 for the years ended December 31, 2017 and 2016, respectively.

Our Interests are not publicly traded and there is no established public trading market for our Interests. Given that it is unlikely that any such market will develop, our Interests are generally considered illiquid. Even if a limited partner is able to sell our Interests, the price received may be less than our estimated value (“Estimated Value”) per Interest indicated below.

Our Estimated Value per Interest as of December 31, 2017 (the “Valuation Date”) has been determined to be $328.94 per Interest. The Estimated Value per Interest is based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.* The information used to generate the Estimated Value per Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The Estimated Value per Interest was calculated by our Investment Manager primarily based on the fair values provided by Duff & Phelps, LLC (“Duff & Phelps”) and certain additional shipping valuation firms (collectively, the “Valuation Firms”), all third-party independent valuation and consulting firms engaged by our Investment Manager to provide material assistance related to the valuation of certain of our assets and liabilities, as further described below. The engagement of the Valuation Firms was approved by our Investment Manager. Our Investment Manager engaged Duff & Phelps to provide valuations for multiple investments included in our portfolio. Each additional shipping valuation firm was engaged by our Investment Manager to provide a valuation for a specific marine vessel underlying an investment in our portfolio due to its familiarity with such asset. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuation. The shipping valuation firms are reputable valuation firms in the shipping industry that have been consistently engaged by our Investment Manager to provide valuations for specific marine vessels for a period of time.

* An investment or a long-term debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2017, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2017.

Process and Methodology

 Our Investment Manager established the Estimated Value per Interest as of the Valuation Date primarily based on the fair values of certain of our assets and liabilities provided by the Valuation Firms. In arriving at its fair value, the Valuation Firms utilized valuation methodologies that both our Investment Manager and the Valuation Firms believe are standard and acceptable in the Capital Asset financing industry for the types of assets and liabilities held by us. The valuations were performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The basis of fair values provided by the Valuation Firms are in accordance with the definition of fair value in Accounting Standards Codification 820. For investments that were subsequently sold or settled after the Valuation Date but before the filing of this report, fair values are estimated by our Investment Manager to approximate the sale proceeds or settlement amounts, as applicable. For investments that had non-recourse long-term obligations higher than the value of the related assets, the net asset value of the investment was deemed to be zero.

A summary of the methodology used by the Valuation Firms, as well as the assumptions and limitations of their work for us and of our determination of Estimated Value, are presented below.

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

Sales Comparison

The sales comparison method compares similar assets recently sold in the market and adjust the value for differences in the subject asset and the comparable assets as well as for the current market conditions.

Valuation of Notes Receivable

The estimated fair value of our notes receivable at the Valuation Date was derived by using the DCF method. Under the DCF method, discount rate reflects the risks associated with the borrower and the time value of money and was applied to the projected cash flows associated with the note receivable. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the note receivable. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain each borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 9.0% to 17.2%.

Valuation of Operating Leases

The estimated fair value of our operating leases at the Valuation Date was derived by using the fair values provided by the Valuation Firms. The Valuation Firms utilized one or a combination of the market and income approaches. Projected cash flows used under the DCF method included all lease payments, fees and residual value assumptions for purchase at the end of the lease term. Under the DCF method, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 9.0% to 14.0%.

Valuation of Finance Leases

The estimated fair value of our finance leases at the Valuation Date was estimated by our Investment Manager to approximate the settlement amount for an investment that was sold after the Valuation Date but before the filing of this report.

Valuation of Vessel

The estimated fair value of our vessel at the Valuation Date was based on (i) the fair value provided by a third-party shipping valuation firm and (ii) an agreed-upon sale price for the vessel that was subject to certain conditions as of the Valuation Date.

Valuation of Long-term Obligations

The estimated fair value at the Valuation Date of our long-term obligations was derived by applying the DCF method to the projected cash flows accruing to each obligation, using a discount rate reflecting the risks associated with each such obligation and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the obligation. An analysis of the borrower was conducted to determine viability of payment, total debt coverage as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows. The estimated fair value of one of our long-term obligations at the Valuation Date was estimated by our Investment Manager to approximate the carrying value as it was settled after the Valuation Date but before the filing of this report.

The discount rates used ranged from 4.0% to 6.4%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair values of Other Net Assets as of the Valuation Date were estimated by our Investment Manager to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets is our share of deferred financing costs and deferred revenue, which our Investment Manager estimated as having a minimal fair value as of the Valuation Date.

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

The Estimated Value per Interest calculated by our Investment Manager is based on economic, market and other conditions and the information available to us and the Valuation Firms as of the Valuation Date. The Estimated Value per Interest is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, and the amount of distributions paid on our Interests. The Estimated Value per Interest may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the Estimated Value per Interest would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Investment Manager is ultimately and solely responsible for the establishment of our Estimated Value per Interest. In arriving at its determination of the Estimated Value per Interest, our Investment Manager considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair values recommended by the Valuation Firms.

We currently expect that our next Estimated Value per Interest will be based upon our assets and liabilities as of December 31, 2018 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2018. We intend to publish an updated Estimated Value per Interest annually in our subsequent Annual Reports on Form 10-K.

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
Overview

We are a direct financing fund that primarily made investments in domestic and international businesses, which investments were primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our General Partner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware limited partnership and have elected to be treated as a partnership for federal income tax purposes. As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Interests, at which time we commenced operations. From the commencement of our offering on June 6, 2011 through the completion of our offering on June 6, 2013, we sold 197,597 Interests to 4,644 limited partners, representing $196,688,918 of capital contributions. Investors from the Commonwealth of Pennsylvania and the State of Tennessee were not admitted until we raised total equity in the amount of $20,000,000, which we achieved on November 17, 2011.

Our operating period commenced on June 7, 2013. After the net offering proceeds were invested, we reinvested the cash generated from our initial investments to the extent that cash was not used for our expenses, reserves and distributions to our partners. On April 24, 2017, we commenced a consent solicitation of our limited partners to amend and restate our Partnership Agreement in order to amend the definition of “operating period” to provide for the ability of our General Partner to shorten our operating period in its sole and absolute discretion. The consent solicitation was completed on May 24, 2017 with the requisite consents received from our limited partners.  As a result, our General Partner ended our operating period on May 31, 2017 and commenced our liquidation period on June 1, 2017. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

On May 30, 2017, our Investment Manager retained ABN AMRO Securities as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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

Our Investment Manager believes that the overall economic outlook for 2018 and 2019 appears moderately favorable, supported by increasing consumer spending and strong fundamentals. The recent business tax cuts could further encourage capital spending by businesses. While commodity prices have continued to grow throughout 2017, our Investment Manager is cautious about sustained increases. The Federal Reserve’s strategy with monetary policy to reach its inflation target, as well as geopolitical instability, among other things, will have an effect on the long-term economic outlook.

The equipment financing industry has encountered significant challenges over the past several years as a result of, among other things, an unprecedented and prolonged weakness in global shipping and offshore markets. These challenges, among other factors, have caused us to record credit losses and/or impairment charges on certain of our investments (see “Significant Transactions” below).
Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2017 and 2016:

Notes Receivable

•
On November 22, 2011, we made a secured term loan to Ensaimada S.A. (“Ensaimada”) in the amount of $5,298,947. The loan bore interest at 17% per year. The loan matured in November 2016 and was past due. The loan was secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement were guaranteed by both N&P Shipping Co. (“N&P”), the parent company of Ensaimada, and by one of N&P’s shareholders. As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan and (iv) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which had priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015 to fully reserve the outstanding balance of the loan. In October 2017, we entered into an agreement to settle all outstanding obligations owed to us by the guarantors and Ensaimada under the loan. As a result, we reversed a portion of the credit loss reserve and wrote off the remaining credit loss reserve and corresponding balance related to the loan during the year ended December 31, 2017.

•
On October 4, 2012, we made a secured term loan in the amount of $7,000,000 to Ocean Product Tankers AS (“Ocean Product”) as part of a $41,000,000 term loan facility. The loan bore interest at 15% per year and was for a period of 60 months.  The loan was secured by, among other things, a second priority security interest in three product tanker vessels. On August 15, 2017, Ocean Product satisfied its obligations in connection with the loan by making a prepayment of $7,128,333, comprised of all outstanding principal and accrued interest. No significant income or loss was recognized as a result of the prepayment.

•
On April 5, 2013, we made a secured term loan in the amount of $13,500,000 to LSC as part of an $18,000,000 facility. The loan bore interest at 13.5% per year and was scheduled to mature on August 1, 2018.  The loan was secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory. On December 30, 2016, we, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Investment Manager, entered into a new secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $24,375,000 was funded on such date. The new loan bears interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 11.0% per year, and is for a period of four years maturing on December 30, 2020. The new loan is secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets. On December 30, 2016, LSC used a portion of the proceeds from the new loan to satisfy its obligations in connection with the prior loan by making a prepayment of $10,306,130, comprised of all outstanding principal, accrued interest and a prepayment fee of $202,081. The prepayment fee was recognized as additional finance income. On December 8, 2017, we, Fund Fourteen and Fund Sixteen amended the secured term loan agreement with LSC to, among other things, add, revise and/or waive LSC’s breach of certain financial covenants during the three months ended December 31, 2017 and to amend certain other terms. In connection with the amendment, we received our proportionate share of an amendment fee of $60,328.

•
On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC) and 21% by ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), each an entity also managed by our Investment Manager, purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank for $28,462,500. Our initial contribution to this joint venture was $12,296,208. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and was scheduled to mature in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The facility was secured by a second priority security interest in all of JAC’s assets, which included, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

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

As a result of these factors, during the three months ended June 30, 2015, our Investment Manager determined that there was doubt regarding the joint venture's ultimate collectability of the facility and commenced recording credit losses. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Investment Manager reassessed the collectability of the facility by considering the following factors, among others (i) what a potential buyer may be willing to pay to acquire JAC based on a comparable enterprise value derived from EBITDA multiples and (ii) the average trading price of unsecured distressed debt in comparable industries. During the year ended December 31, 2015, the joint venture recorded an aggregate credit loss of $31,637,426 related to JAC based on our Investment Manager’s quarterly collectability analyses, of which our share was $12,879,462. Our Investment Manager also assessed impairment under the equity method of accounting for our investment in the joint venture and concluded that there was no impairment.

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC's manufacturing facility resumed operations, no debt payments were made by JAC to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could have been up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that the joint venture's ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which had priority over the joint venture's facility. Based upon this reassessment, our Investment Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional total credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,146,310. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. As of December 31, 2016, the total net investment in notes receivable held by the joint venture was $0 and our total investment in the joint venture was $0.

On September 12, 2017, our Investment Manager received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third party and confirmed that no sales proceeds would be distributed to the subordinated lenders, including the joint venture. As a result, the joint venture wrote off an aggregate credit loss reserve and corresponding balance related to the facility of $37,003,202 during the three months ended September 30, 2017. The joint venture did not recognize any finance income related to JAC for the years ended December 31, 2017 and 2016.

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

•
On September 25, 2013, we, together with a third-party creditor, made a senior secured term loan (the “Loan”) to Asphalt Carrier Shipping Company Limited (“Asphalt”), of which our share was $1,800,000 (the “Partnership Loan”). The Partnership Loan bore interest at 15.5% per year and was scheduled to mature on December 31, 2018. The Loan was secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest would have first been provided to the third-party creditor and then to us. On January 24, 2017, Asphalt satisfied its obligations in connection with the Partnership Loan by making a prepayment of $1,416,952, comprised of all outstanding principal, accrued interest and a prepayment fee of $66,600. The prepayment fee was recognized as additional finance income.

•
On July 14, 2014, we, Fund Twelve and Fund Fourteen (collectively, “ICON”) entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third-party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible. As a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Though on an accrual basis, default interest was not accrued on either the principal balance of the note receivable or the interest receivable. In addition, interest was not assessed on the overdue principal balance of the note receivable. Our Investment Manager continued to assess the collectability of the note receivable at each reporting date as TMA’s credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017.

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA in exchange for an equity interest in certain affiliates of TMA and the Senior Loan being satisfied in full at a faster rate, subject to execution of definitive agreements. On January 5, 2018, definitive agreements were executed and as a result, we funded our proportionate share of the commitment and our note and interest receivables due from TMA was reduced (see Subsequent Events below). As a result of this restructuring, our Investment Manager assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $865,158 for the three months ended December 31, 2017. As of December 31, 2017 and 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $2,250,000 and $800,000, respectively. As of December 31, 2017 and 2016, our net investment in note receivable related to TMA was $1,950,000 and $3,500,490, respectively. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. As of December 31, 2016, our accrued interest receivable related to TMA was $953,389. For the years ended December 31, 2017 and 2016, we recognized finance income of $111,279 and $492,177, respectively, of which no amount was recognized on a cash basis.

•
On September 24, 2014, we, Fund Twelve, Fund Fourteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $5,000,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was scheduled to mature on September 24, 2020. The loan was secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $5,163,889, comprised of all outstanding principal, accrued interest and a prepayment fee of $100,000. The prepayment fee was recognized as additional finance income.

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

Marine Vessels

•
On December 19, 2011, a joint venture owned 60% by us and 40% by Fund Fourteen agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited (“Ezra”). On December 20, 2011, the joint venture funded $9,000,000 of the purchase price through a combination of debt and equity, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin for a period of nine years to commence on the delivery date of the vessel. Gallatin’s obligations under the bareboat charter are guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. As of December 31, 2017, the joint venture’s notes payable to us and Fund Fourteen were $4,981,155 and $3,320,770, respectively. As of December 31, 2016, the joint venture’s notes payable to us and Fund Fourteen were $4,376,697 and $2,917,798, respectively. The notes bear interest at 15.5% per year and mature on June 4, 2019.

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

Consequently, as of December 31, 2016, our Investment Manager assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third-party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income.

In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. Upon such termination, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the three months ended June 30, 2017, we repossessed the AMC Ambassador. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value as of June 30, 2017 for the vessel that was below its then net book value. As a result, we recorded an impairment loss of $2,000,000 during the three months ended June 30, 2017.

As part of our annual assessment of asset impairment, based on an updated third-party appraisal that we obtained for the AMC Ambassador, our Investment Manager determined that an impairment existed and as a result, recorded an additional impairment loss of $1,817,962 during the three months ended December 31, 2017. An additional impairment loss may be recorded in future periods if the fair market value of the vessel decreases from its current estimate or if our senior lender, who has a first priority security interest in the AMC Ambassador, determines to sell the vessel at a price lower than the net carrying value as of December 31, 2017. The senior lender is currently in discussions with a potential purchaser for the sale of the AMC Ambassador. For the year ended December 31, 2017, we recognized finance income of $156,975, which was recognized on a cash basis. For the year ended December 31, 2016, we recognized finance income of $1,424,846, of which no amount was recognized on a cash basis, prior to the finance lease being considered impaired. As of December 31, 2017, the estimated fair market value of the AMC Ambassador was $3,700,000, subsequent to being reclassified to vessel after termination of the lease. As of December 31, 2016, our net investment in finance lease was $8,000,000.

•
On December 20, 2012, we, through ICON Hoegh, LLC (“ICON Hoegh”), a joint venture owned 80% by us and 20% by Fund Fourteen, purchased a car carrier vessel, the Hoegh Copenhagen, for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller's credit. Simultaneously, the Hoegh Copenhagen was bareboat chartered to Hoegh Autoliners Shipping AS for a period of eight years. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Hoegh for net sales proceeds of $21,007,515. As a result, we recorded a gain on sale of $1,137,793, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Hoegh, the third-party purchaser acquired ownership of the Hoegh Copenhagen and assumed all outstanding senior debt obligations and the seller’s credit of $37,555,540 and $6,659,432, respectively, associated with such vessel.

•
On April 2, 2013, two joint ventures each owned 55% by us and 45% by Fund Fourteen purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso (collectively, the “Ardmore Vessels”), from wholly-owned subsidiaries of Ardmore Shipholding Limited (“Ardmore”). Simultaneously, the Ardmore Vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years. The aggregate purchase price for the Ardmore Vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. On April 5, 2016, Ardmore, in accordance with the terms of the bareboat charters, exercised its options to purchase the Ardmore Vessels from the two joint ventures for an aggregate purchase price of $26,990,000. In addition, Ardmore paid all break costs and legal fees incurred by the joint ventures with respect to the sale of the Ardmore Vessels. No significant gain or loss was recorded as a result of these sales. A portion of the proceeds from the sale of the Ardmore Vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations of $17,942,074.

•
On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the EPIC Vessels from Foreguard Shipping for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,022,225.

During the year ended December 31, 2016, an event of default was continuing under the bareboat charters, as well as the loan agreement with DVB Asia, as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. On December 26, 2017, the indirect subsidiaries amended the bareboat charters with Foreguard Shipping to, among other things, waive the continuing event of default and increase the monthly charter hire payable by Foreguard Shipping for each vessel. In addition, Foreguard Shipping paid an aggregate amendment fee of $1,087,512. On December 26, 2017, the indirect subsidiaries also amended the loan agreement with DVB Asia to, among other things, waive the continuing event of default and provide for an aggregate partial prepayment on the senior secured loan of $1,240,000.

As part of our Investment Manager’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our investment in this joint venture. As a result of such assessment, our Investment Manager believed that the loss in value of this investment was other than a temporary decline and as a result, determined to record an impairment loss of $231,000 on our investment in joint venture related to Foreguard Shipping during the year ended December 31, 2017.

•
On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen purchased an offshore supply vessel from Pacific Crest for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Asia and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,617,158. Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Investment Manager was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, the joint venture performed an impairment test on the vessel. Based on such test, the joint venture recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017, of which we were only allocated $1,758,641 as our investment in the joint venture was written down to zero. During the three months ended September 30, 2017, the joint venture ceased recognizing rental income on the lease. As part of our annual assessment of asset impairment, our Investment Manager obtained third-party valuations related to the offshore supply vessel. Based on such valuations, our Investment Manager concluded that an impairment existed and as a result, the joint venture recorded an additional impairment loss of $4,633,705 during the three months ended December 31, 2017, of which no impairment loss was allocated to us as our investment in the joint venture was previously written down to zero.

Mining Equipment

•
On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395. On December 7, 2016, the joint venture amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk's breach of certain financial covenants and received an amendment fee of $150,000. On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $53,006.

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

Auto Manufacturing Equipment

•
On July 10, 2015, ICON Challenge, LLC (“ICON Challenge”), a joint venture owned 50% by us, 40% by Fund Fourteen and 10% by Fund Sixteen, purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months. Our contribution to ICON Challenge was $4,991,894. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale.

•
On September 15, 2015, we purchased auxiliary support equipment and robots used in the production of certain automobiles for $2,691,629, which were simultaneously leased to Challenge for 60 months. On April 20, 2017, Challenge purchased all the auxiliary support equipment and robots for a purchase price of $2,393,388. As a result of this sale, Challenge’s remaining lease obligations to us were fully satisfied and we recognized finance income of $136,726.

•
On December 29, 2015, we, through ICON Challenge III, LLC (“ICON Challenge III”), a joint venture owned 75% by us and 25% by Fund Sixteen, purchased stamping presses and miscellaneous support equipment used in the production of certain automobiles for $11,978,455, which were simultaneously leased to Challenge for 60 months. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge III for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of $53,043, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Challenge III, the third party purchaser acquired ownership of the stamping presses and miscellaneous support equipment.

Geotechnical Drilling Vessels

•
On December 23, 2015, a joint venture owned 75% by us, 15% by Fund Fourteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the Fugro Vessels from affiliates of Fugro for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) a seller's credit of $11,250,000. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and a seller's credit of $11,250,000. The senior secured loans bore interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year.

As a result of Fugro obtaining additional third-party financing, effective December 31, 2016, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters to, among other things, increase the daily charter rate and provide for additional security deposits. Also, effective December 31, 2016, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

Subsequent Events

On January 5, 2018, ICON, the Senior Lender and TMA entered into a second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the "Second Amendment"). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will be satisfied in full at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000 and our note and interest receivables due from TMA was reduced to $2,500,000.

On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from the indirect subsidiaries for an aggregate purchase price of $32,412,488. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations of $14,553,215.

Recent Accounting Pronouncements

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

Other Recent Accounting Pronouncements
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2014-09 on our consolidated financial statements. Since a substantial portion of our revenue is recognized from our leasing and lending contracts, which are not subject to ASU 2014-09, the adoption of ASU 2014-09 will not have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2016-01 on our consolidated financial statements. Although certain disclosures related to methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost are no longer required, the adoption of ASU 2016-01 will not have a material effect on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. Based on our preliminary assessment, all of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. In addition, since we are in our liquidation period and not expecting to enter into any new leases in the future and it is expected that we will apply the practical expedients as provided by the guidance, the adoption of ASU 2016-02 may not have a material effect on our consolidated financial statements. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We have completed our evaluation of the impact of ASU 2016-15 on our consolidated financial statements. As a result, the adoption of ASU 2016-15 will not have a material effect on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. As a result of the adoption of ASU 2016-18, beginning January 1, 2018, we will include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our consolidated statements of cash flows.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We have completed our evaluation of the impact of ASU 2017-01 on our consolidated financial statements. As a result, the adoption of ASU 2017-01 will not have a material effect on our consolidated financial statements.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally, in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease or vessel. In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination. Depreciation expense is recorded on a straight-line basis over the lease term.

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

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Investment Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Investment Manager then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third-party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

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
Results of Operations for the Years Ended December 31, 2017 (“2017”) and 2016 (“2016”)

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
Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2017		2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$22,700,692	76%	$22,671,257	45%
Motor cargo vessel	5,120,079	17%	5,447,517	11%
Platform supply vessels	1,950,000	7%	3,500,490	7%
Offshore support vessel	—	—	8,000,000	16%
Vessel - tanker	—	—	7,123,187	14%
Auto manufacturing equipment	—	—	2,320,550	4%
Marine - asphalt carrier	—	—	1,388,700	3%
	$29,770,771	100%	$50,451,701	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance leases as of each reporting date.

During 2017 and 2016, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017	2016
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	69%	23%
Ocean Product Tankers AS	Vessel - tanker	11%	15%
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	10%	1%
Challenge Mfg. Company, LLC	Auto manufacturing equipment	4%	15%
Gallatin Marine Management, LLC	Offshore support vessel	3%	24%
Ardmore Shipholding Limited	Marine - product tankers	—	6%
		97%	84%

 Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions
As of December 31, 2016, our investment in note receivable related to Ensaimada totaled $5,397,913, which had been fully reserved. The loan matured in November 2016 and was past due. As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan and (iv) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which had priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015. As a result, the loan was fully reserved as of December 31, 2015. In October 2017, we entered into an agreement to settle all outstanding obligations owed to us by the guarantors and Ensaimada under the loan. As a result, we reversed a portion of the credit loss reserve and wrote off the remaining credit loss reserve and corresponding balance related to the loan during 2017. We did not recognize any finance income during 2017 or 2016.

As of December 31, 2016, our net investment in finance lease related to Gallatin was $8,000,000. In May 2016, Gallatin began paying its monthly charter payments late and all charter payments ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Investment Manager was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS, the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra may become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York. Consequently, as of December 31, 2016, our Investment Manager assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third-party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income. In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. Upon such termination, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the three months ended June 30, 2017, we repossessed the AMC Ambassador. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value as of June 30, 2017 for the vessel that was below its then net book value. As a result, we recorded an impairment loss of $2,000,000 during the three months ended June 30, 2017. As part of our annual assessment of asset impairment, based on an updated third-party appraisal that we obtained for the AMC Ambassador, our Investment Manager determined that an impairment existed and as a result, recorded an additional impairment loss of $1,817,962 during the three months ended December 31, 2017. An additional impairment loss may be recorded in future periods if the fair market value of the vessel decreases from its current estimate or if our senior lender, who has a first priority security interest in the AMC Ambassador, determines to sell the vessel at a price lower than the net carrying value as of December 31, 2017. The senior lender is currently in discussions with a potential purchaser for the sale of the AMC Ambassador. As of December 31, 2017, the estimated fair market value of the AMC Ambassador was $3,700,000, subsequent to being reclassified to vessel after termination of the lease. During 2017, we recognized finance income of

$156,975, which was recognized on a cash basis. During 2016, we recognized finance income of $1,424,846, of which no amount was recognized on a cash basis, prior to the finance lease being considered impaired (see “Significant Transactions” above).

As of December 31, 2016, our net investment in note receivable and accrued interest related to TMA totaled $3,500,490 and $953,389, respectively. TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible. As a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Though on an accrual basis, default interest was not accrued on either the principal balance of the note receivable or the interest receivable. In addition, interest was not assessed on the overdue principal balance of the note receivable. Our Investment Manager continued to assess the collectability of the note receivable at each reporting date as TMA's credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017. On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA in exchange for an equity interest in certain affiliates of TMA and the Senior Loan being satisfied in full at a faster rate, subject to execution of definitive agreements. On January 5, 2018, definitive agreements were executed and as a result, we funded our proportionate share of the commitment and our note and interest receivables due from TMA was reduced to $2,500,000. As a result of this restructuring, our Investment Manager assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $865,158 for the three months ended December 31, 2017. As of December 31, 2017 and 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $2,250,000 and $800,000, respectively. As of December 31, 2017, our net investment in note receivable related to TMA was $1,950,000, net of a credit loss reserve of $1,550,490. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. During 2017 and 2016, we recognized finance income of $111,279 and $492,177, respectively, of which no amount was recognized on a cash basis.
Operating Lease Transactions

The following tables set forth the types of equipment subject to operating leases in our portfolio:

	December 31,
	2017		2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Geotechnical drilling vessels	$111,552,600	97%	$118,042,681	100%
Offshore support vessel	3,700,000	3%	—	—
	$115,252,600	100%	$118,042,681	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and vessel as of each reporting date.

During 2017 and 2016, certain customers generated significant portions (defined as 10% or more) of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2017	2016
Fugro, N.V.	Geotechnical drilling vessels	100%	32%
Inotera Memories, Inc.	Photolithograph immersion scanner	—	58%
Hoegh Autoliners Shipping AS	Marine - container vessel	—	10%
		100%	100%

Revenue and other income for 2017 and 2016 is summarized as follows:

	Years Ended December 31,
	2017	2016	Change
Finance income	$4,989,164	$5,987,539	$(998,375)
Rental income	13,994,174	41,522,233	(27,528,059)
Loss from investment in joint ventures	(1,404,748)	(1,038,597)	(366,151)
Gain on sale of subsidiaries	—	1,190,836	(1,190,836)
Gain on sale of investment in joint venture	—	9,427	(9,427)
Gain on derivative financial instruments	244,057	1,199,915	(955,858)
Other income (loss)	78,049	(48,528)	126,577
Total revenue and other income	$17,900,696	$48,822,825	$(30,922,129)

Total revenue and other income for 2017 decreased $30,922,129, or 63.3%, as compared to 2016. The decrease was primarily due to (i) a decrease in rental income due to the sale of equipment previously on lease to Inotera and the sale of our interests in ICON Hoegh during 2016, partially offset by an increase in rental income as a result of amendments made to our operating leases with affiliates of Fugro, (ii) the gain on sale of subsidiaries recognized during 2016 from the sale of our interests in ICON Hoegh and ICON Challenge III with no such sales during 2017, (iii) a decrease in finance income due primarily to (a) less income recognized on the lease related to the AMC Ambassador and on the loan due from TMA, as each investment was placed on non-accrual status during or subsequent to 2016, (b) the prepayment of certain secured term loans by various borrowers during or subsequent to 2016, (c) the sale of our interests in ICON Challenge III during 2016 and (d) the sale of the Ardmore Vessels during 2016, partially offset by finance income generated from certain investments we entered into in December 2016 and (iv) a decrease in gain on derivative financial instruments related to the interest rate swaps associated with the debt incurred to finance the acquisition of the Fugro Vessels.

Expenses for 2017 and 2016 are summarized as follows:

	Years Ended December 31,
	2017	2016	Change
Management fees	$269,650	$1,149,563	$(879,913)
Administrative expense reimbursements	1,423,008	1,642,715	(219,707)
General and administrative	1,542,208	2,197,472	(655,264)
Interest	5,897,911	7,838,691	(1,940,780)
Depreciation	6,972,119	29,672,712	(22,700,593)
Impairment loss	4,048,962	—	4,048,962
Credit loss, net	1,865,158	7,271,958	(5,406,800)
Vessel operating	935,634	—	935,634
Total expenses	$22,954,650	$49,773,111	$(26,818,461)

Total expenses for 2017 decreased $26,818,461, or 53.9%, as compared to 2016. The decrease in total expenses was primarily due to decreases in (i) depreciation expense due to the sale of equipment previously on lease to Inotera and the sale of the Hoegh Copenhagen through the sale of interests of ICON Hoegh during 2016, (ii) credit loss primarily due to the credit loss recorded during 2016 related to the AMC Ambassador of $7,271,958 as compared to the credit loss recorded during 2017 related to TMA of $2,615,158, (iii) interest expense due to the satisfaction of certain of our debt obligations and the assumption of our debt obligations related to ICON Hoegh by a third-party purchaser during 2016 and (iv) management fees primarily due to the prepayment of certain leases and loans, as well as our Investment Manager reducing its management fee by 50% effective July 1, 2016 and waiving all future management fees effective December 1, 2017. These decreases were partially offset by (a) the impairment losses of $3,817,962 and $231,000 recorded during 2017 related to the AMC Ambassador and our investment in joint venture related to Foreguard Shipping, respectively, and (b) vessel operating expenses recorded during 2017 related to the AMC Ambassador that were incurred subsequent to the termination of the lease.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests increased $357,636, from $1,629,875 in 2016 to $1,987,511 in 2017. The increase was primarily due to the sale of certain joint ventures or assets held by our joint ventures during 2016 resulting in less income being allocated to noncontrolling interests, partially offset by a decrease in impairment loss recorded in 2017 by our consolidated joint venture that owns the AMC Ambassador.

Net (Loss) Income Attributable to Fund Fifteen

As a result of the foregoing factors, net (loss) income attributable to us for 2017 and 2016 was $(3,641,221) and $248,749, respectively. Net (loss) income attributable to us per weighted average Interest outstanding for 2017 and 2016 was $(18.26) and $1.25, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2017 compared to December 31, 2016.

Total Assets

Total assets decreased $55,351,572, from $225,990,669 at December 31, 2016 to $170,639,097 at December 31, 2017. The decrease in total assets was primarily due to (i) the use of existing cash and cash generated and returned from our investments to (a) pay distributions to our partners, (b) repay certain of our non-recourse long-term debt and (c) settle a value added tax payable related to Inotera during 2017, (ii) the depreciation of our leased equipment at cost and vessel, (iii) the impairment loss associated with the AMC Ambassador, (iv) the credit loss related to TMA and (v) a write down of our joint venture investment related to Pacific Crest to zero, all during 2017.

Total Liabilities

Total liabilities decreased $7,016,617, from $110,015,676 at December 31, 2016 to $102,999,059 at December 31, 2017. The decrease was primarily due to the repayment of certain of our debt obligations during 2017, partially offset by the interest accretion on our seller's credit and the timing of the payment of certain of our liabilities.

Equity

Equity decreased $48,334,955, from $115,974,993 at December 31, 2016 to $67,640,038 at December 31, 2017. The decrease was due to distributions paid to our partners and noncontrolling interests and our net loss for 2017.

Liquidity and Capital Resources

Summary

At December 31, 2017 and 2016, we had cash of $17,797,894 and $46,375,576, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests.  As of December 31, 2017, the cash reserve was $983,445. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 31, 2017 and our liquidation period commenced on June 1, 2017. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash on hand and cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future. Our equipment financing business encountered significant challenges over the past several years. Specifically, we suffered from (i) an unprecedented and prolonged weakness in global shipping and offshore markets; and (ii) increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities. These challenges, along with the increasing costs associated with managing a public equipment fund, made it increasingly difficult for us to operate in the same manner that we operated under since inception. Accordingly, our Investment Manager commenced our liquidation period on June 1, 2017, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our borrowers’ and lessees’ businesses that are beyond our control.

We have used the net proceeds of our offering and the cash generated from our investments to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia and elsewhere.  We have sought to acquire a portfolio of Capital Assets that is comprised of transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of Capital Assets or interests therein at the maturity of the investment, or (c) a combination of both.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$9,289,846	$39,395,965
Investing activities	13,522,945	76,247,867
Financing activities	(51,390,473)	(87,336,160)
Net (decrease) increase in cash	$(28,577,682)	$28,307,672

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities
Cash provided by operating activities decreased $30,106,119, from $39,395,965 in 2016 to $9,289,846 in 2017. The decrease was primarily due to the sale of certain of our investments during or subsequent to 2016, which resulted in less operating cash flows, as well as the timing of payments of certain liabilities and the collection of certain receivables.

Investing Activities
Cash provided by investing activities decreased $62,724,922, from $76,247,867 in 2016 to $13,522,945 in 2017. The decrease was primarily due to (i) a decrease in proceeds from the sale of leased equipment due to the sale of the equipment previously on lease to Inotera in 2016 as compared to proceeds received from the sale of equipment previously on lease to Challenge in 2017, (ii) a reduction in principal received on finance leases and notes receivable primarily due to the sale or prepayment of certain investments during or subsequent to 2016, (iii) proceeds received during 2016 from the sale of certain subsidiaries and joint ventures with no such sales during 2017 and (iv) a decrease in distributions received from joint ventures in excess of profits due to the prepayment by D&T in 2016. The decrease was partially offset by no investments made in 2017 as compared to several investments made in 2016.

Financing Activities
Cash used in financing activities decreased $35,945,687, from $87,336,160 in 2016 to $51,390,473 in 2017. The decrease was primarily due to decreases in (i) the repayment of our non-recourse long-term debt due to the satisfaction of our debt obligations related to the Ardmore Vessels and the equipment previously on lease to Inotera, and the assumption of our debt obligations related to ICON Hoegh, all of which occurred during 2016, (ii) distributions to noncontrolling interests and (iii) the payment of debt financing costs during 2017 as compared to 2016. This decrease was partially offset by an increase in distributions to our partners during 2017.

Financings and Borrowings

Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at December 31, 2017 and 2016 of $79,969,199 and $88,072,012, respectively, related to the AMC Ambassador, the Fugro Scout and the Fugro Voyager. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2017 and 2016, the total carrying value of assets subject to non-recourse long-term debt was $115,252,600 and $126,042,681, respectively.

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB Bank SE (“DVB SE”) in the amount of $17,500,000 at a fixed rate of 4.997% to partly finance the purchase of the AMC Ambassador. As a result of, among other things, Gallatin’s payment default on the bareboat charter and Chapter 11 bankruptcy proceedings commenced by Gallatin and EMAS, which also led to our payment default to DVB SE, we were notified of an event of default on our non-recourse long-term debt on March 29, 2017 and December 7, 2017. DVB SE has reserved, but not exercised, its rights under the loan agreement.

At December 31, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

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

Distributions
We, at our General Partner’s discretion, paid monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was on May 31, 2017. We paid distributions of $425,100 and $119,663 to our General Partner in 2017 and 2016, respectively. We paid distributions to our limited partners in the amount of $42,085,080 and $11,846,651 in 2017 and 2016, respectively. We paid distributions to our noncontrolling interests in the amount of $196,043 and $5,590,289 in 2017 and 2016, respectively. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments.

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

 On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement under which ICON agreed to, among other things, commit to fund an additional $8,000,000 to TMA in exchange for (i) all amounts payable under the Senior Loan will be satisfied in full at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. The transactions contemplated by the restructuring support and lock-up agreement were subject to execution of definitive agreements. On January 5, 2018, definitive agreements were executed and as a result, we funded our additional commitment of $1,000,000 and our note and interest receivables due from TMA was reduced to $2,500,000.

At December 31, 2017, we had non-recourse and other debt obligations. Each lender has a security interest in the majority of the assets collateralizing each non-recourse debt instrument and an assignment of the rental payments under the lease associated with the assets. If the lessee defaults on the lease, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of the non-recourse debt. At December 31, 2017, our outstanding non-recourse long-term indebtedness and seller’s credits totaled $103,485,834.

Principal and interest maturities of our debt, related interest and seller’s credits consisted of the following at December 31, 2017:

	Payments Due By Period
	Total	1 Year	2 - 3 Years	4 - 5 Years	Thereafter
Non-recourse long-term debt	$81,145,834	$11,645,834	$69,500,000	$—	$—
Non-recourse long-term debt interest*	8,376,624	3,204,667	5,171,957	—	—
Seller's credits	22,340,000	80,000	160,000	160,000	21,940,000
	$111,862,458	$14,930,501	$74,831,957	$160,000	$21,940,000
 * Based on fixed or variable rates in effect at December 31, 2017.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2017, we had restricted cash of $4,154,930.

Off-Balance Sheet Transactions
None.
Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have rent escalation clauses tied to inflation in our leases and one of our notes receivable is subject to LIBOR fluctuations with a LIBOR floor of 1%. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase or decrease significantly, our leases and notes receivable already in place would generally not be negatively affected.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners of ICON ECI Fund Fifteen, L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ICON ECI Fund Fifteen, L.P. and subsidiaries (the “Partnership”) as of December 31, 2017, the related consolidated statements of operations, changes in equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Partnership's auditor since 2017.

New York, New York
March 30, 2018

Report of Independent Registered Public Accounting Firm

The Partners
ICON ECI Fund Fifteen, L.P.

We have audited the accompanying consolidated balance sheet of ICON ECI Fund Fifteen, L.P. (the “Partnership”) as of December 31, 2016, and the related consolidated statements of operations, changes in equity and cash flows for the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON ECI Fund Fifteen, L.P. at December 31, 2016, and the consolidated results of its operations and its cash flows for the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
March 30, 2017

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	December 31,
	2017	2016

Assets
Cash	$17,797,894	$46,375,576
Restricted cash	4,154,930	3,513,940
Net investment in notes receivable	29,770,771	40,131,151
Leased equipment at cost (less accumulated depreciation of $13,020,541 and $6,530,460, respectively)	111,552,600	118,042,681
Vessel (less accumulated depreciation of $482,038)	3,700,000	—
Net investment in finance leases	—	10,320,550
Investment in joint ventures	1,406,037	4,359,617
Derivative financial instruments	1,808,206	1,583,000
Other assets	448,659	1,664,154
Total assets	$170,639,097	$225,990,669
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$79,969,199	$88,072,012
Due to General Partner and affiliates, net	3,385,928	3,208,866
Seller's credits	14,860,226	14,331,692
Accrued expenses and other liabilities	4,783,706	4,403,106
Total liabilities	102,999,059	110,015,676

Commitments and contingencies (Note 16)

Equity:
Partners' equity:
Limited partners	66,155,358	111,845,247
General Partner	(1,098,940)	(637,428)
Total partners' equity	65,056,418	111,207,819
Noncontrolling interests	2,583,620	4,767,174
Total equity	67,640,038	115,974,993
Total liabilities and equity	$170,639,097	$225,990,669

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016
Revenue and other income:
Finance income	$4,989,164	$5,987,539
Rental income	13,994,174	41,522,233
Loss from investment in joint ventures	(1,404,748)	(1,038,597)
Gain on sale of subsidiaries	—	1,190,836
Gain on sale of investment in joint venture	—	9,427
Gain on derivative financial instruments	244,057	1,199,915
Other income (loss)	78,049	(48,528)
Total revenue and other income	17,900,696	48,822,825

Expenses:
Management fees	269,650	1,149,563
Administrative expense reimbursements	1,423,008	1,642,715
General and administrative	1,542,208	2,197,472
Interest	5,897,911	7,838,691
Depreciation	6,972,119	29,672,712
Impairment loss	4,048,962	—
Credit loss, net	1,865,158	7,271,958
Vessel operating	935,634	—
Total expenses	22,954,650	49,773,111
Loss before income taxes	(5,053,954)	(950,286)
Income tax expense	574,778	430,840
Net loss	(5,628,732)	(1,381,126)
Less: net loss attributable to noncontrolling interests	(1,987,511)	(1,629,875)
Net (loss) income attributable to Fund Fifteen	$(3,641,221)	$248,749

Net (loss) income attributable to Fund Fifteen allocable to:
Limited partners	$(3,604,809)	$246,262
General Partner	(36,412)	2,487
	$(3,641,221)	$248,749

Weighted average number of limited partnership interests outstanding	197,385	197,385

Net (loss) income attributable to Fund Fifteen per weighted average limited partnership interest outstanding	$(18.26)	$1.25

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	197,385	$123,445,636	$(520,252)	$122,925,384	$18,774,696	$141,700,080
Net income (loss)	—	246,262	2,487	248,749	(1,629,875)	(1,381,126)
Distributions	—	(11,846,651)	(119,663)	(11,966,314)	(5,590,289)	(17,556,603)
Deconsolidation of subsidiaries	—	—	—	—	(6,787,358)	(6,787,358)
Balance, December 31, 2016	197,385	111,845,247	(637,428)	111,207,819	4,767,174	115,974,993
Net loss	—	(3,604,809)	(36,412)	(3,641,221)	(1,987,511)	(5,628,732)
Distributions	—	(42,085,080)	(425,100)	(42,510,180)	(196,043)	(42,706,223)
Balance, December 31, 2017	197,385	$66,155,358	$(1,098,940)	$65,056,418	$2,583,620	$67,640,038

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,628,732)	$(1,381,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(455,905)	1,018,201
Credit loss	1,865,158	7,271,958
Loss from investment in joint ventures	1,404,748	1,038,597
Depreciation	6,972,119	29,672,712
Impairment loss	4,048,962	—
Interest expense from amortization of debt financing costs	510,571	775,859
Interest expense from amortization of seller's credit	608,534	716,155
Other financial gain	(225,206)	(1,526,759)
Paid-in-kind interest	402,972	323,252
Gain on sale of subsidiaries	—	(1,190,836)
Gain on sale of investment in joint venture	—	(9,427)
Changes in operating assets and liabilities:
Restricted cash	(660,720)	432,520
Other assets	141,693	1,456,423
Deferred revenue	385,453	1,031,120
Due from General Partner and affiliates, net	(225,910)	(2,797,029)
Distributions from joint ventures	150,962	963,295
Accrued expenses and other liabilities	(4,853)	1,601,050
Net cash provided by operating activities	9,289,846	39,395,965
Cash flows from investing activities:
Purchase of equipment	—	(9,875,000)
Proceeds from sale of leased equipment	2,393,388	34,134,981
Investment in joint ventures	(16,745)	(12,060)
Principal received on finance leases	77,812	30,386,469
Investment in notes receivable	—	(28,115,250)
Distributions received from joint ventures in excess of profits	1,183,615	2,366,890
Proceeds from sale of subsidiaries	—	25,469,734
Proceeds from sale of investment in joint venture	—	4,502,107
Change in restricted cash	19,730	236,061
Principal received on notes receivable	9,865,145	17,153,935
Net cash provided by investing activities	13,522,945	76,247,867
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(8,520,832)	(67,993,307)
Repayment of seller's credits	(80,000)	(80,000)
Payment of debt financing costs	(83,418)	(1,706,250)
Distributions to noncontrolling interests	(196,043)	(5,590,289)
Distributions to partners	(42,510,180)	(11,966,314)
Net cash used in financing activities	(51,390,473)	(87,336,160)
Net (decrease) increase in cash	(28,577,682)	28,307,672
Cash, beginning of year	46,375,576	18,067,904
Cash, end of year	$17,797,894	$46,375,576

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,603,480	$6,507,348

Supplemental disclosure of non-cash investing and financing activities:
Vessel purchased with non-recourse long-term debt paid directly to seller	$—	$45,500,000
Vessel purchased with subordinated non-recourse financing provided by seller	$—	$6,917,883
Deconsolidation of subsidiaries - noncontrolling interests	$—	$6,787,358

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

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

With the proceeds from limited partnership interests (“Interests”) sold and the cash generated from our investments, we (i) primarily originated or acquired a diverse pool of investments in domestic and international businesses, which investments were primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by business-essential equipment and corporate infrastructure (collectively, “Capital Assets”) utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that ICON GP 15, LLC, a Delaware limited liability company and our general partner (the “General Partner”), believes will provide us with a satisfactory, risk-adjusted rate of return, (ii) pay fees and expenses and (iii) established a cash reserve.

Our General Partner manages and controls our business affairs. Additionally, our General Partner has a 1% interest in our profits, losses, distributions and liquidation proceeds. Our initial capitalization was $1,001, which consisted of $1 from our General Partner and $1,000 from ICON Capital, LLC, a Delaware limited liability company and our investment manager (the “Investment Manager”). We offered Interests on a “best efforts” basis with the intention of raising up to $418,000,000 of capital, consisting of 420,000 Interests, of which 20,000 Interests had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP Plan”). The DRIP Plan allowed limited partners to purchase Interests with distributions received from us and/or certain of our affiliates, subject to certain restrictions.

As of July 28, 2011 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of Interests, the minimum offering amount, at which time we commenced operations. Upon the commencement of operations, we returned the initial capital contribution of $1,000 to our Investment Manager. From June 6, 2011 through June 6, 2013, we sold 197,597 Interests, of which 5,961 Interests were issued at a discounted price pursuant to our DRIP Plan, to 4,644 limited partners, representing $196,688,918 of capital contributions. During the period from the Initial Closing Date through June 6, 2013, we paid the following commissions and fees in connection with our offering of Interests: (i) sales commissions to third parties in the amount of $13,103,139 and (ii) dealer-manager fees in the amount of $5,749,021 to CION Securities, LLC (“CION Securities”), an affiliate of our General Partner and the dealer-manager of our offering. In addition, during such period, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,730,919, which were recorded as a reduction of partners’ equity.

Our operating period commenced on June 7, 2013. On April 24, 2017, we commenced a consent solicitation of our limited partners to amend and restate our limited partnership agreement (the “Partnership Agreement”) in order to amend the definition of “operating period” to provide for the ability of our General Partner to shorten our operating period in its sole and absolute discretion. The consent solicitation was completed on May 24, 2017 with the requisite consents received from our limited partners. As a result, our General Partner ended our operating period on May 31, 2017 and commenced our liquidation period on June 1, 2017. During our liquidation period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

On May 30, 2017, our Investment Manager, retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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
December 31, 2017

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

Net loss attributable to us per weighted average Interest outstanding is based upon the weighted average number of Interests outstanding during the year.

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

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash. Classification of changes in restricted cash within the consolidated statements of cash flows depends on the predominant source of the related cash flows. For the years ended December 31, 2017 and 2016, the cash flows being restricted or released from restriction were sourced from rental receipts associated with our leasing operations. The use of this cash was restricted pursuant to a provision in the applicable non-recourse long-term debt agreement. As a result, this cash was classified within cash flows from operating activities on our consolidated statements of cash flows. Additionally, during the years ended December 31, 2017 and 2016, there was a release of restricted cash originally contributed by us and the noncontrolling interests that was previously restricted for the purpose of maintaining certain minimum cash reserves pursuant to a provision in the non-recourse long-term debt agreement. As a result, these changes in restricted cash were classified within cash flows from investing activities for both years.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

Debt Financing Costs

Debt financing costs associated with a recognized debt liability are netted against the carrying amount of the related debt liability and debt financing costs associated with a line of credit arrangement were capitalized and included as other assets. Such costs are amortized to interest expense over the term of the debt instrument using the effective interest rate method.

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

Depreciation
We record depreciation expense on equipment when the lease is classified as an operating lease or vessel.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination. Depreciation expense is recorded on a straight-line basis over the lease term.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally, in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

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
December 31, 2017

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

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Investment Manager of up to 2.5% of the purchase price of the investment made in Capital Assets by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Assets over the amount of the investment, if any. The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that were not consummated are expensed in our consolidated statements of operations.

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

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

Income Taxes

We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual partners rather than our business as a whole. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. Our consolidated foreign subsidiary may be taxed as a corporation in its local tax jurisdiction. We use the asset and liability method of accounting for the UBT and foreign taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest, if any, associated with income taxes are included in general and administrative expense on our consolidated statements of operations. We are currently under examination by the New York City Department of Finance related to UBT. The tax years that remain open for examination include from 2013 to 2016. We have provided for such UBT taxes related to the years open for examination, including amounts covering interest and penalties, where applicable. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. We adopted ASU 2016-07 on January 1, 2017, which did not have an effect on our consolidated financial statements.

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

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2014-09 on our consolidated financial statements. Since a substantial portion of our revenue is recognized from our leasing and lending contracts, which are not subject to ASU 2014-09, the adoption of ASU 2014-09 will not have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2016-01 on our consolidated financial statements. Although certain disclosures related to methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost are no longer required, the adoption of ASU 2016-01 will not have a material effect on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. Based on our preliminary assessment, all of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. In addition, since we are in our liquidation period and not expecting to enter into any new leases in the future and it is expected that we will apply the practical expedients as provided by the guidance, the adoption of ASU 2016-02 may not have a material effect on our consolidated financial statements. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We have completed our evaluation of the impact of ASU 2016-15 on our consolidated financial statements. As a result, the adoption of ASU 2016-15 will not have a material effect on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. As a result of the adoption of ASU 2016-18, beginning January 1, 2018, we will include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our consolidated statements of cash flows.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We have completed our evaluation of the impact of ASU 2017-01 on our consolidated financial statements. As a result, the adoption of ASU 2017-01 will not have a material effect on our consolidated financial statements.

(3)    Net Investment in Notes Receivable
As of December 31, 2017, we had net investment in notes receivable on non-accrual status of $1,950,000 and no net investment in notes receivable that was past due 90 days or more and still accruing. As of December 31, 2016, we had investment in notes receivable on non-accrual status of $5,397,913, which had been fully reserved, and net investment in notes receivable of $3,500,490, of which $1,380,312 was over 90 days past due and still accruing. See below for further details regarding our note receivable related to TMA (as defined below).

Net investment in notes receivable consisted of the following:

	December 31,
	2017	2016
Principal outstanding (1)	$32,702,674	$46,936,267
Initial direct costs	—	488,192
Deferred fees	(1,381,413)	(1,895,395)
Credit loss reserve (2)	(1,550,490)	(5,397,913)
Net investment in notes receivable (3)	$29,770,771	$40,131,151

(1) As of December 31, 2017 and 2016, total principal outstanding related to our impaired loan was $3,500,490 and $5,178,776, respectively.
(2) As of December 31, 2017, we had a credit loss reserve of $2,615,158 related to TMA (defined below), of which $1,064,668 was reserved against the accrued interest receivable included in other assets and $1,550,490 was reserved against net investment in notes receivable. As of December 31, 2016, the credit loss reserve of $5,397,913 was related to Ensaimada (defined below).
(3) As of December 31, 2017 and 2016, net investment in note receivable related to our impaired loan was $1,950,000 and $0, respectively.

On November 22, 2011, we made a secured term loan to Ensaimada S.A. (“Ensaimada”) in the amount of $5,298,947. The loan bore interest at 17% per year. The loan matured in November 2016 and was past due. The loan was secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement were guaranteed by both N&P Shipping Co. (“N&P”), the parent company of Ensaimada, and by one of N&P’s shareholders. As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan and (iv) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which had priority over our loan, our Investment Manager determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015 to fully reserve the outstanding balance of the loan. In October 2017, we entered into an agreement to settle all outstanding obligations owed to us by the guarantors and Ensaimada under the loan. As a result, we reversed a portion of the credit loss reserve and wrote off the remaining credit loss reserve and corresponding balance related to the loan during the year ended December 31, 2017. For the years ended December 31, 2017 and 2016, we did not recognize any finance income.

On October 4, 2012, we made a secured term loan in the amount of $7,000,000 to Ocean Product Tankers AS (“Ocean Product”) as part of a $41,000,000 term loan facility. The loan bore interest at 15% per year and was for a period of 60

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

months.  The loan was secured by, among other things, a second priority security interest in three product tanker vessels. On August 15, 2017, Ocean Product satisfied its obligations in connection with the loan by making a prepayment of $7,128,333, comprised of all outstanding principal and accrued interest. No significant income or loss was recognized as a result of the prepayment.

On April 5, 2013, we made a secured term loan in the amount of $13,500,000 to Lubricating Specialties Company (“LSC”) as part of an $18,000,000 facility. The loan bore interest at 13.5% per year and was scheduled to mature on August 1, 2018.  The loan was secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory. On December 30, 2016, we, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON ECI Fund Sixteen (“Fund Sixteen”), each an entity also managed by our Investment Manager, entered into a new secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $24,375,000 was funded on such date. The new loan bears interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 11.0% per year, and is for a period of four years maturing on December 30, 2020. The new loan is secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets. On December 30, 2016, LSC used a portion of the proceeds from the new loan to satisfy its obligations in connection with the prior loan by making a prepayment of $10,306,130, comprised of all outstanding principal, accrued interest and a prepayment fee of $202,081. The prepayment fee was recognized as additional finance income. On December 8, 2017, we, Fund Fourteen and Fund Sixteen amended the secured term loan agreement with LSC to, among other things, add, revise and/or waive LSC's breach of certain financial covenants during the three months ended December 31, 2017 and to amend certain other terms. In connection with the amendment, we received our proportionate share of an amendment fee of $60,328.

 On July 12, 2013, we made a secured term loan in the amount of £4,000,000 (US $6,001,200) to Quattro Plant Limited (“Quattro”). The loan bore interest at 15% per year and was for a period of 36 months. The loan was secured by a second priority security interest in all of Quattro’s rail support construction equipment, all existing and future assets owned by Quattro and its accounts receivable. On May 20, 2016, Quattro satisfied its obligations in connection with the loan by making a prepayment of £2,295,000 (US$3,312,139), comprised of all outstanding principal, accrued interest and a collateral fee payable in accordance with the loan agreement.

On September 25, 2013, we, together with a third-party creditor, made a senior secured term loan (the "Loan") to Asphalt Carrier Shipping Company Limited (“Asphalt”), of which our share was $1,800,000 (the “Partnership Loan”). The Partnership Loan bore interest at 15.5% per year and was scheduled to mature on December 31, 2018. The Loan was secured by a first priority security interest in Asphalt’s vessel, earnings from the vessel and the equity interests of Asphalt. In accordance with the loan agreement, proceeds from the repayment of the Loan and enforcement of any security interest would have first been provided to the third-party creditor and then to us. On January 24, 2017, Asphalt satisfied its obligations in connection with the Partnership Loan by making a prepayment of $1,416,952, comprised of all outstanding principal, accrued interest and a prepayment fee of $66,600. The prepayment fee was recognized as additional finance income.

On July 14, 2014, we, ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), an entity also managed by our Investment Manager, and Fund Fourteen (collectively, “ICON”), entered into a secured term loan credit facility agreement with four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan was paid down at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Based on, among other things, TMA’s payment history and estimated collateral value as of December 31, 2016, our Investment Manager believed it was likely that all outstanding principal and accrued interest under the ICON Loan would be collectible. As a result, we continued to account for our net investment in note receivable related to TMA on an accrual basis as of December 31, 2016 despite a portion of the outstanding balance being over 90 days past due. Though on an accrual basis, default interest was not accrued on either the principal balance of the note receivable or the interest receivable. In addition, interest was not assessed on the overdue principal balance of the note receivable. Our Investment Manager continued to assess the collectability of the note receivable at each reporting date as TMA’s credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017.

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA, subject to execution of definitive agreements. On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will be satisfied in full at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000 and our note and interest receivables due from TMA was reduced to $2,500,000. As a result of this restructuring, our Investment Manager assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $865,158 for the three months ended December 31, 2017. As of December 31, 2017 and 2016, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $2,250,000 and $800,000, respectively. As of December 31, 2017 and 2016, our net investment in note receivable related to TMA was $1,950,000 and $3,500,490, respectively. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. As of December 31, 2016, our accrued interest receivable related to TMA was $953,389. For the years ended December 31, 2017 and 2016, we recognized finance income of $111,279 and $492,177, respectively, of which no amount was recognized on a cash basis.

On September 24, 2014, we, Fund Twelve, Fund Fourteen and Fund Sixteen entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $5,000,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was scheduled to mature on September 24, 2020. The loan was secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $5,163,889, comprised of all outstanding principal, accrued interest and a prepayment fee of $100,000. The prepayment fee was recognized as additional finance income.

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

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

Credit loss allowance activities for the years ended December 31, 2017 and 2016 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2015	$5,397,913
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of December 31, 2016	$5,397,913
Provisions	2,615,158
Write-offs, net of recoveries	(5,397,913)
Allowance for credit loss as of December 31, 2017	$2,615,158
(4)    Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2017	2016
Geotechnical drilling vessels	$124,573,141	$124,573,141
Leased equipment at cost	124,573,141	124,573,141
Less: accumulated depreciation	13,020,541	6,530,460
Leased equipment at cost, less accumulated depreciation	$111,552,600	$118,042,681

Depreciation expense was $6,490,081 and $29,672,712 for the years ended December 31, 2017 and 2016, respectively.

Photolithograph Immersion Scanner
On December 1, 2014, we, through ICON Taiwan Semiconductor, LLC Taiwan Branch, the Taiwan branch of our wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (the “Inotera Taiwan Branch”), purchased a photolithograph immersion scanner for $77,723,338. The purchase was financed through a letter of credit facility (the “LC Facility”) provided by DBS Bank Ltd. On January 5, 2015, the LC Facility was repaid in full through cash of $14,157,628 and a drawdown on a senior loan facility (the “Senior Facility”) with DBS Bank (Taiwan) Ltd. (“DBS Taiwan”). We entered into a 24-month lease with Inotera Memories, Inc. (“Inotera”), which commenced simultaneously upon the purchase of the scanner. On November 29, 2016, Inotera purchased the photolithograph immersion scanner pursuant to the terms of the lease for $34,134,981. No gain or loss was recognized as a result of the sale.
Geotechnical Drilling Vessels
On December 23, 2015, a joint venture owned 75% by us, 15% by Fund Fourteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) a seller's credit of $11,250,000. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and a seller's credit of $11,250,000. The senior secured loans bore interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

As a result of Fugro obtaining additional third-party financing, effective December 31, 2016, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters to, among other things, increase the daily charter rate and provide for additional security deposits. Also, effective December 31, 2016, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

Marine Vessel
On December 20, 2012, we, through ICON Hoegh, LLC (“ICON Hoegh”), a joint venture owned 80% by us and 20% by Fund Fourteen, purchased a car carrier vessel, the Hoegh Copenhagen, for $20,800,000 in cash, $53,000,000 of financing through non-recourse long-term debt and $8,200,000 of financing through a subordinated, non-interest-bearing seller's credit. Simultaneously, the Hoegh Copenhagen was bareboat chartered to Hoegh Autoliners Shipping AS for a period of eight years. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Hoegh for net sales proceeds of $21,007,515. As a result, we recorded a gain on sale of $1,137,793, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Hoegh, the third-party purchaser acquired ownership of the Hoegh Copenhagen and assumed all outstanding senior debt obligations and the seller’s credit of $37,555,540 and $6,659,432, respectively, associated with such vessel. For the year ended December 31, 2016, pre-tax income of ICON Hoegh was $1,084,897, of which the pre-tax income attributable to us was $867,917.

Aggregate annual minimum future rentals receivable due from our non-cancelable leases over the next five years and thereafter consisted of the following at December 31, 2017:

Years Ending December 31,
2018	$13,387,750
2019	13,304,250
2020	13,348,450
2021	13,373,800
2022	13,140,000
Thereafter	64,620,000
$131,174,250
(5)    Net Investment in Finance Leases

As of December 31, 2017, we no longer owned equipment subject to finance leases in our portfolio. As of December 31, 2016, we had net investment in finance leases on non-accrual status of $8,000,000, and no net investment in finance leases that was past due 90 days or more and still accruing.

Net investment in finance leases consisted of the following:

	December 31,
	2017	2016
Minimum rents receivable (1)	$—	$22,526,705
Estimated unguaranteed residual values	—	390,286
Initial direct costs	—	255,720
Unearned income	—	(5,580,203)
Credit loss reserve (2)	—	(7,271,958)
Net investment in finance leases	$—	$10,320,550

(1)	As of December 31, 2016, total minimum rents receivable related to our impaired finance lease was $19,875,450.

(2)	As of December 31, 2016, the credit loss reserve of $7,271,958 was related to the AMC Ambassador (discussed below).

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

Marine Vessels

On December 19, 2011, a joint venture owned 60% by us and 40% by Fund Fourteen agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited (“Ezra”). On December 20, 2011, the joint venture funded $9,000,000 of the purchase price through a combination of debt and equity, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Marine Management, LLC (“Gallatin”) for a period of nine years to commence on the delivery date of the vessel. Gallatin’s obligations under the bareboat charter are guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000. As of December 31, 2017, the joint venture’s notes payable to us and Fund Fourteen were $4,981,155 and $3,320,770, respectively. As of December 31, 2016, the joint venture’s notes payable to us and Fund Fourteen were $4,376,696 and $2,917,799, respectively. The notes bear interest at 15.5% per year and mature on June 4, 2019.

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

Consequently, as of December 31, 2016, our Investment Manager assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third-party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income. In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. Upon such termination, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the three months ended June 30, 2017, we repossessed the AMC Ambassador (see Note 6).

For the year ended December 31, 2017, we recognized finance income of $156,975, which was recognized on a cash basis. For the year ended December 31, 2016, we recognized finance income of $1,424,846, of which no amount was recognized on a cash basis, prior to the finance lease being considered impaired.

On April 2, 2013, two joint ventures each owned 55% by us and 45% by Fund Fourteen purchased two chemical tanker vessels, the Ardmore Capella and the Ardmore Calypso (collectively, the “Ardmore Vessels”), from wholly-owned subsidiaries of Ardmore Shipholding Limited (“Ardmore”). Simultaneously, the Ardmore Vessels were bareboat chartered to the Ardmore subsidiaries for a period of five years. The aggregate purchase price for the Ardmore Vessels was funded by $8,850,000 in cash, $22,750,000 of financing through non-recourse long-term debt and $5,500,000 of financing through subordinated, non-interest-bearing seller’s credits. On April 5, 2016, Ardmore, in accordance with the terms of the bareboat charters, exercised its options to purchase the Ardmore Vessels from the two joint ventures for an aggregate purchase price of $26,990,000. In addition, Ardmore paid all break costs and legal fees incurred by the joint ventures with respect to the sale of the Ardmore Vessels. No significant gain or loss was recorded as a result of these sales. A portion of the proceeds from the sale of the Ardmore Vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations of $17,942,074.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

Auto Manufacturing Equipment
On September 15, 2015, we purchased auxiliary support equipment and robots used in the production of certain automobiles for $2,691,629, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months. On April 20, 2017, Challenge purchased all the auxiliary support equipment and robots for a purchase price of $2,393,388. As a result of this sale, Challenge’s remaining lease obligations to us were fully satisfied and we recognized finance income of $136,726.

On December 29, 2015, we, through ICON Challenge III, LLC (“ICON Challenge III”), a joint venture owned 75% by us and 25% by Fund Sixteen, purchased stamping presses and miscellaneous support equipment used in the production of certain automobiles for $11,978,455, which were simultaneously leased to Challenge for 60 months. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge III for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of $53,043, which is included in gain on sale of subsidiaries on our consolidated statements of operations. Through the acquisition of the interests of ICON Challenge III, the third party purchaser acquired ownership of the stamping presses and miscellaneous support equipment. For the year ended December 31, 2016, pre-tax income of ICON Challenge III was $598,821, of which the pre-tax income attributable to us was $449,116.
(6)        Vessel

Upon termination of the bareboat and time charters with Gallatin and EMAS, respectively (see Note 5), we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017. During the three months ended June 30, 2017, we repossessed the AMC Ambassador. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value as of June 30, 2017 for the vessel that was below its then net book value. As a result, we recorded an impairment loss of $2,000,000 during the three months ended June 30, 2017. As part of our annual assessment of asset impairment, based on an updated third-party appraisal that we obtained for the AMC Ambassador, our Investment Manager determined that an impairment existed and as a result, recorded an additional impairment loss of $1,817,962 during the three months ended December 31, 2017. An additional impairment loss may be recorded in future periods if the fair market value of the vessel decreases from its current estimate or if our senior lender, who has a first priority security interest in the AMC Ambassador, determines to sell the vessel at a price lower than the net carrying value as of December 31, 2017. The senior lender is currently in discussions with a potential purchaser for the sale of the AMC Ambassador. As of December 31, 2017, the estimated fair market value of the AMC Ambassador was $3,700,000, subsequent to being reclassified to vessel after termination of the lease. As of December 31, 2016, our net investment in finance lease was $8,000,000.

Depreciation expense was $482,038 and $0 for the years ended December 31, 2017 and 2016, respectively.
(7)    Investment in Joint Ventures

On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC), an entity also managed by our Investment Manager, and 21% by Fund Twelve purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank for $28,462,500. Our initial contribution to this joint venture was $12,296,208. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and was scheduled to mature in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The facility was secured by a second priority security interest in all of JAC’s assets, which included, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

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
December 31, 2017

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

In January 2016, our Investment Manager engaged in further discussions with JAC’s other subordinated lenders and the Receiver regarding a near term plan for JAC’s manufacturing facility. Based upon such discussions, our Investment Manager anticipated that a one-year tolling arrangement with JAC’s suppliers would be implemented to allow JAC’s manufacturing facility to recommence operations. In July 2016, the tolling arrangement was implemented and the manufacturing facility resumed operations. Although JAC's manufacturing facility resumed operations, no debt payments were made by JAC to the joint venture while operating under the tolling arrangement. As part of the tolling arrangement and the receivership process, JAC incurred additional senior debt, which could have been up to $55,000,000, to fund its operations as well as any receivership-related costs. As a result, our Investment Manager determined that the joint venture’s ultimate collectability of the facility was further in doubt. As of June 30, 2016, our Investment Manager updated its quarterly assessment by considering (i) a comparable enterprise value derived from EBITDA multiples; (ii) the average trading price of unsecured distressed debt in comparable industries and (iii) the additional senior debt incurred by JAC, which had priority over the joint venture's facility. Based upon this reassessment, our Investment Manager determined that the joint venture should fully reserve the outstanding balance of the facility due from JAC as of June 30, 2016. As a result, the joint venture recorded an additional total credit loss of $5,365,776 for the three months ended June 30, 2016, of which our share was $2,146,310. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. As of December 31, 2016, the total net investment in notes receivable held by the joint venture was $0, and our total investment in the joint venture was $0.

On September 12, 2017, our Investment Manager received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a third-party and confirmed that no sales proceeds would be distributed to the subordinated lenders, including the joint venture. As a result, the joint venture wrote off an aggregate credit loss reserve and corresponding balance related to the facility of $37,003,202 during the three months ended September 30, 2017. The joint venture did not recognize any finance income related to JAC for the years ended December 31, 2017 and 2016.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2017	2016
Revenue	$—	$—
Net loss	$(16,298)	$(5,402,809)
Our share of net loss	$(6,519)	$(2,164,341)

On March 4, 2014, a joint venture owned 15% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 10% by Fund Sixteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $2,693,395. On December 7, 2016, the joint venture amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk's breach of certain financial covenants and received an

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

amendment fee of $150,000. On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $53,006.

On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the EPIC Bali and the EPIC Borneo (collectively, the “EPIC Vessels”) from an affiliate of Foreguard Shipping I Global Ships Ltd. (“Foreguard Shipping”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,022,225. During the year ended December 31, 2016, an event of default was continuing under the bareboat charters, as well as the loan agreement with DVB Asia, as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. On December 26, 2017, the indirect subsidiaries amended the bareboat charters with Foreguard Shipping to, among other things, waive the continuing event of default and increase the monthly charter hire payable by Foreguard Shipping for each vessel. In addition, Foreguard Shipping paid an aggregate amendment fee of $1,087,512. On December 26, 2017, the indirect subsidiaries also amended the loan agreement with DVB Asia to, among other things, waive the continuing event of default and provide for an aggregate partial prepayment on the senior secured loan of $1,240,000.

As part of our Investment Manager’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our investment in this joint venture. As a result of such assessment, our Investment Manager believed that the loss in value of this investment was other than a temporary decline and as a result, determined to record an impairment loss of $231,000 on our investment in joint venture related to Foreguard Shipping during the year ended December 31, 2017.

On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from the indirect subsidiaries for an aggregate purchase price of $32,412,488. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the related outstanding non-recourse long-term debt obligations of $14,553,215.

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

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Asia and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,617,158. Since July 2017, Pacific Crest has failed to make its monthly charter payments and our Investment Manager was advised in July 2017 that Pacific Crest is engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, the joint venture performed an impairment test on the vessel. Based on such test, the joint venture recorded an impairment loss of $14,661,525 during the three months ended June 30, 2017, of which we were only allocated $1,758,641 as our investment in the joint venture was written down to zero. During the three months ended September 30, 2017, the joint venture ceased recognizing rental income on the lease. As part of our annual assessment of asset impairment, our Investment Manager obtained third-party valuations related to the offshore supply vessel. Based on such valuations, our Investment Manager concluded that an impairment existed and as a result, recorded an additional impairment loss of $4,633,705 during the three

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

months ended December 31, 2017, of which no impairment loss was allocated to us as our investment in the joint venture was previously written down to zero.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2017	2016
Revenue	$2,466,746	$4,657,575
Net (loss) income	$(19,611,454)	$868,838
Our share of net (loss) income	$(1,698,951)	$110,480

On July 10, 2015, ICON Challenge, LLC (“ICON Challenge”), a joint venture owned 50% by us, 40% by Fund Fourteen and 10% by Fund Sixteen, purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge for 60 months. Our contribution to ICON Challenge was $4,991,894. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale. For the year ended December 31, 2016, our share of pre-tax income recognized by ICON Challenge was $241,080.
(8)    Non-Recourse Long-Term Debt

As of December 31, 2017 and 2016, we had the following non-recourse long-term debt:

	December 31,
Counterparty	2017	2016	Maturity	Rate
ABN AMRO, Rabobank, NIBC	$75,833,334	$83,416,666	2020	4.367% *
DVB Bank SE	5,312,500	6,250,000	2019	4.997%
	81,145,834	89,666,666
Less: debt issuance costs	1,176,635	1,594,654
Total non-recourse long-term debt	$79,969,199	$88,072,012

* The interest rate was fixed at 4.117% after giving effect to the interest rate swaps entered into on February 8, 2016. Effective December 31, 2016, the interest rate of the variable rate senior loan increased by 0.25% pursuant to an amended facility agreement.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of December 31, 2017 and 2016, the total carrying value of assets subject to non-recourse long-term debt was $115,252,600 and $126,042,681, respectively.

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB Bank SE (“DVB SE”) in the amount of $17,500,000 at a fixed rate of 4.997% to partly finance the purchase of the AMC Ambassador. As a result of, among other things, Gallatin’s payment default on the bareboat charter and Chapter 11 bankruptcy proceedings commenced by Gallatin and EMAS, which also led to our payment default to DVB SE, we were notified of an event of default on our non-recourse long-term debt on March 29, 2017 and December 7, 2017. DVB SE has reserved, but not exercised, its rights under the loan agreement.

On December 20, 2012, ICON Hoegh drew down on its loan facility with DVB Bank America N.V. (“DVB Bank America”) in the amount of $53,000,000 at a fixed rate of 4.6% to partly finance the purchase of the Hoegh Copenhagen. On June 8, 2016, as part of the sale of 100% of the limited liability company interests of ICON Hoegh, the unaffiliated third party purchaser assumed all outstanding senior debt obligations totaling $37,555,540 to DVB Bank America associated with such vessel.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

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
We, through two indirect subsidiaries, partly financed the acquisition of the Fugro Vessels by entering into a non-recourse facility agreement with ABN AMRO, Rabobank and NIBC in the aggregate amount of $91,000,000. On December 24, 2015, $45,500,000 was drawn down from the loan for the acquisition of the Fugro Scout. On January 8, 2016, the remaining $45,000,000 was drawn down for the acquisition of the Fugro Voyager. The senior secured loans bore interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Effective December 31, 2016, as part of amending the bareboat charters with the affiliates of Fugro, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters. As a result, the interest rate on the senior secured loans were amended to LIBOR plus 3.2% at December 31, 2016, without accounting for the impact of the interest rate swaps.
As of December 31, 2017 and 2016, we had capitalized net debt financing costs related to our non-recourse long-term debt of $1,176,635 and $1,594,654, respectively. For the years ended December 31, 2017 and 2016, we recognized additional interest expense of $501,437 and $753,936, respectively, related to the amortization of debt financing costs.

The aggregate maturities of non-recourse long-term debt over the next five years and thereafter consisted of the following at December 31, 2017:

Years Ending December 31,
2018	$11,645,834
2019	8,833,334
2020	60,666,666
2021	—
2022	—
Thereafter	—
$81,145,834

At December 31, 2017, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.
(9)    Revolving Line of Credit, Recourse

We had an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through May 30, 2017 of up to $10,000,000 (the “Facility”), which was secured by all of our assets not subject to a first priority lien. Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we had a beneficial interest.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

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

 As of December 31, 2016, we had capitalized net debt financing costs related to our Facility of $9,134, which were included in other assets in our consolidated balance sheets. The debt financing costs were fully amortized upon expiration of the Facility. For the years ended December 31, 2017 and 2016, we recognized additional interest expense of $9,134 and $21,923, respectively, related to the amortization of debt financing costs.

(10)    Transactions with Related Parties
We entered into agreements with our General Partner, our Investment Manager and CION Securities, whereby we paid or pay certain fees and reimbursements to these parties. CION Securities was entitled to receive a 3.0% dealer-manager fee from the gross proceeds from sales of our Interests.

We paid our Investment Manager (i) a management fee of up to 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees, through the end of our operating period, of up to 2.50% of the total purchase price (including indebtedness incurred or assumed therewith) of, or the value of the Capital Assets secured by or subject to, each of our investments. Effective July 1, 2016, our Investment Manager reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from our investments). Effective December 1, 2017, our Investment Manager waived all future management fees.

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

We paid distributions to our General Partner of $425,100 and $119,663 for the years ended December 31, 2017 and 2016, respectively. Our General Partner’s interest in our net (loss) income was $(36,412) and $2,487 for the years ended December 31, 2017 and 2016, respectively.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$269,650	$1,149,563
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	1,423,008	1,642,715
Fund Fourteen	Noncontrolling interest	Interest expense (1)	405,192	410,565
			$2,097,850	$3,202,843
(1)  Amount charged directly to operations.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

At December 31, 2017, we had a net payable of $3,385,928 due to our General Partner and affiliates that primarily consisted of a note payable of $3,320,770 and accrued interest of $29,974 due to Fund Fourteen related to its noncontrolling interest in the AMC Ambassador, and administrative expense reimbursements of $50,267 due to our Investment Manager.

At December 31, 2016, we had a net payable of $3,208,866 due to our General Partner and affiliates that primarily consisted of a note payable of $2,917,799 and accrued interest of $28,863 due to Fund Fourteen related to its noncontrolling interest in the AMC Ambassador, and administrative expense reimbursements of $113,475 and management fees of $176,427 due to our Investment Manager.

In June 2016, we sold our interests in certain of our subsidiaries and a joint venture to unaffiliated third parties. In connection with the sales, the third parties required that an affiliate of our Investment Manager provide bookkeeping and administrative services related to such assets for a fee.
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

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

Credit Risk
Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of December 31, 2017, the termination value would be a receivable of $1,815,196.

Non-designated Derivatives
On February 8, 2016, we entered into two interest rate swaps with ABN AMRO that are not designated and not qualifying as cash flow hedges. As of December 31, 2017, the aggregate notional amount of the two interest rate swaps was $75,833,333. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges are recorded directly in earnings, which is included in gain on derivative financial instruments on our consolidated statements of operations.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of December 31, 2017 and 2016.

	Asset Derivatives
		December 31,
		2017	2016
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative financial instruments	$1,808,206	$1,583,000

Our derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on our consolidated statements of operations for the years ended December 31, 2017 and 2016 of $244,057 and $1,199,915, respectively.
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

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,808,206	$—	$1,808,206

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

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

Assets Measured at Fair Value on a Nonrecurring Basis
We are required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. Our non-financial assets, such as leased equipment at cost and vessel, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. To determine the fair value when impairment indicators exist, we utilize different valuation approaches based on transaction-specific facts and circumstances to determine fair value, including, but not limited to, discounted cash flow models and the use of comparable transactions. The valuation of our financial assets, such as notes receivable or finance leases, is included below only when fair value has been measured and recorded based on the fair value of the underlying collateral.

The following tables summarize the valuation of our material non-financial and financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment or credit loss was recorded, while the carrying value of the assets is presented as of December 31, 2017 or 2016, as applicable:

						Impairment Loss
	Carrying Value at	Fair Value at Impairment Date				for the Year Ended
	December 31, 2017 (1)	Level 1	Level 2	Level 3		December 31, 2017
Vessel	$3,700,000	$—	$—	$3,700,000	(2)	$3,817,962

(1) Upon termination of the bareboat and time charters with Gallatin and EMAS, respectively, we reclassified the AMC Ambassador from net investment in finance lease to vessel on our consolidated balance sheet as of March 31, 2017.
(2) There were nonrecurring fair value measurements in relation to the impairment as of June 30, 2017 and December 31, 2017 related to the AMC Ambassador. As of June 30, 2017 and December 31, 2017, the fair value was $6,000,000 and $3,700,000, respectively.

The estimated fair values of the AMC Ambassador as of December 31, 2017 and June 30, 2017 were provided by an independent third-party appraiser using a market approach. The estimated fair values were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3 (see Note 6).

					Credit Loss
	Carrying Value at	Fair Value at Impairment Date			for the Year Ended
	December 31, 2016 (1)	Level 1	Level 2	Level 3	December 31, 2016
Net investment in finance lease	$8,000,000	$—	$—	$8,000,000	$7,271,958

(1) Upon termination of the bareboat and time charters with Gallatin and EMAS, respectively, we reclassified the AMC Ambassador from net investment in finance lease to vessel on our consolidated balance sheet as of March 31, 2017.

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
December 31, 2017

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
The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The estimated fair value of our fixed-rate non-recourse long-term debt and seller’s credits was based on the discounted value of future cash flows related to the debt and seller’s credit based on a discount rate derived from the margin at inception, adjusted for material changes in risk, plus the applicable fixed rate based on the current interest rate curve. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 9.0% and 16.0% as of December 31, 2017. The fair value of the principal outstanding on our fixed-rate non-recourse long-term debt and seller’s credits was derived using discount rates ranging between 4.0% and 7.0% as of December 31, 2017.

	December 31, 2017
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$7,070,079	$6,990,508

Principal outstanding on fixed-rate non-recourse long-term debt	$84,466,604	$80,135,529

Seller's credits	$14,860,226	$14,357,943

(13)    Income Taxes
We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded for the partnership since the liability for these taxes is the responsibility of each of the individual partners rather than our business as a whole. However, the Taiwan branch of our direct wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (the "Inotera Taiwan Branch"), is taxed as a corporation under the laws of Taiwan, Republic of China. The Taiwan corporate income tax rate was 17.0% for 2017 and 2016. For the years ended December 31, 2017 and 2016, the provision for current income taxes related to the Inotera Taiwan Branch was $507,214 and $464,646, respectively.

Under the laws of Taiwan, Republic of China, the Inotera Taiwan Branch is subject to income tax examination for the 2014 tax year and subsequent tax years. We have not identified any material uncertain tax positions as of December 31, 2017.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

The components of loss before income taxes were:

	Years Ended December 31,
	2017	2016
Non-taxable (1)	$(5,044,068)	$(3,224,549)
Taxable (1)	(9,886)	2,274,263
Loss before income taxes	$(5,053,954)	$(950,286)
(1) The distinction between taxable and non-taxable activities was determined based on the location of the relevant taxing authorities.

We are potentially subject to UBT, which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City.

We use the asset and liability method of accounting for UBT and foreign taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

Deferred tax assets were comprised of the following:

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$1,239,015	$—
Unused credit loss deductions	155,541	824,794
Valuation allowance	(1,394,556)	(824,794)
Total net deferred tax assets	$—	$—
As of December 31, 2017, the net operating losses from UBT are permitted to carry forward for 20 years and are due to expire at various dates, but no later than 2037.
(14)    Concentrations of Risk
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

At times, our cash and cash equivalents may exceed insured limits. We have placed these funds in high-quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2017, we had one lessee and one borrower that accounted for 91.9% of our rental and finance income. For the year ended December 31, 2016, we had two lessees that accounted for 78.3% of our rental and finance income. No other lessees or borrowers accounted for more than 10.0% of our rental and finance income.

As of December 31, 2017, we had one lessee and one borrower that accounted for 78.7% of total assets. As of December 31, 2016, we had one lessee and one borrower that accounted for 62.3% of total assets.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

As of December 31, 2017 and 2016, we had one lender that accounted for 72.5% and 74.7% of total liabilities, respectively.
(15) Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2017
	North America	Vessels (a)	Europe	Asia	Total
Revenue:
Finance income	$3,661,744	$1,327,420	$—	$—	$4,989,164
Rental income	$—	$13,994,174	$—	$—	$13,994,174
Income (loss) from investment in joint ventures	$143,073	$(1,539,916)	$—	$(7,905)	$(1,404,748)

	At December 31, 2017
	North America	Vessels (a)	Europe	Asia	Total
Long-lived assets:
Vessels	$—	$3,700,000	$—	$—	$3,700,000
Net investment in notes receivable	$22,700,692	$7,070,079	$—	$—	$29,770,771
Leased equipment at cost, net	$—	$111,552,600	$—	$—	$111,552,600
Investment in joint ventures	$5,967	$1,400,070	$—	$—	$1,406,037
(a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2016
	North America	Vessels (a)	Europe	Asia	Total
Revenue:
Finance income	$2,448,725	$3,410,452	$128,362	$—	$5,987,539
Rental income	$—	$17,372,318	$—	$24,149,915	$41,522,233
Income (loss) from investment in joint ventures	$862,044	$263,700	$—	$(2,164,341)	$(1,038,597)

	At December 31, 2016
	North America	Vessels (a)	Europe	Asia	Total
Long-lived assets:
Net investment in finance leases	$2,320,550	$8,000,000	$—	$—	$10,320,550
Net investment in notes receivable	$22,671,257	$17,459,894	$—	$—	$40,131,151
Leased equipment at cost, net	$—	$118,042,681	$—	$—	$118,042,681
Investment in joint ventures	$1,188,631	$3,170,986	$—	$—	$4,359,617
(a) Vessels are generally free to trade worldwide.

(16)   Commitments and Contingencies
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

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2017

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement under which ICON agreed to, among other things, commit to fund an additional $8,000,000 to TMA in exchange for (i) all amounts payable under the Senior Loan will be satisfied in full at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. The transactions contemplated by the restructuring support and lock-up agreement were subject to execution of definitive agreements. On January 5, 2018, definitive agreements were executed and as a result, we funded our additional commitment of $1,000,000 and our note and interest receivables due from TMA was reduced to $2,500,000.

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At December 31, 2017, we had restricted cash of $4,154,930.

(17)     Income Tax Reconciliation (unaudited)

At December 31, 2017 and 2016, the partners’ equity included in the consolidated financial statements totaled $65,056,418 and $111,207,819, respectively. Our partners’ capital for federal income tax purposes at December 31, 2017 and 2016 totaled $71,914,484 and $141,971,677, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the limited partners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in credit loss, depreciation and amortization, state income tax and taxable income or loss attributable to noncontrolling interests and from joint ventures between financial reporting purposes and federal income tax purposes.

The following table reconciles net (loss) income attributable to us for financial statement reporting purposes to net (loss) income attributable to us for federal income tax purposes for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Net (loss) income attributable to Fund Fifteen per consolidated financial statements	$(3,641,221)	$248,749
Depreciation and amortization	(4,023)	5,407,369
Taxable (loss) income from joint ventures	(17,395,762)	5,946,081
Taxable loss on sale of equipment	—	(5,944,344)
State income tax	110,327	(99,866)
Credit loss deduction	(4,511,756)	—
Taxable loss attributable to noncontrolling interests	(5,388,121)	(1,527,197)
Other	3,283,820	(964,818)
Net (loss) income attributable to Fund Fifteen for federal income tax purposes	$(27,546,736)	$3,065,974

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2017, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” as issued in 2013.

Based on its assessment, our General Partner believes that, as of December 31, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting
There were no changes in our General Partner’s internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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

Name	Age	Title
Michael A. Reisner	47	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	47	Managing Director and Principal Financial and Accounting Officer

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

In addition to the primary services related to our disposing of investments, our Investment Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing Capital Assets that are off-lease; inspecting Capital Assets; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	47	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	47	Managing Director and Principal Financial and Accounting Officer

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

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$269,650	$1,149,563
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	1,423,008	1,642,715
Fund Fourteen	Noncontrolling interest	Interest expense (1)	405,192	410,565
			$2,097,850	$3,202,843
(1)  Amount charged directly to operations.

Our General Partner also has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our General Partner of $425,100 and $119,663 for the years ended December 31, 2017 and 2016, respectively. Our General Partner’s interest in our net (loss) income was $(36,412) and $2,487 for the years ended December 31, 2017 and 2016, respectively.
Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

(a)
We do not have any securities authorized for issuance under any equity compensation plan. The following table sets forth, as of March 27, 2018, the beneficial ownership of each person who is known by us to beneficially own 5% or more of the outstanding Interests.

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

(2) Based on a total of 197,385 Interests issued and outstanding on March 27, 2018.

(b)	As of March 27, 2018, no directors or officers of our General Partner own any of our equity securities.

(c)	Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.
Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions. See Notes 7 and 10 to our consolidated financial statements for a discussion of our investment in joint ventures and transactions with related parties, respectively.

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
Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2017 and 2016, our auditors provided audit services relating to our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work.

Ernst & Young LLP (“EY”) was our independent registered public accounting firm for 2016 and a portion of 2017. On June 30, 2017, we dismissed EY as our independent registered public accounting firm. On July 6, 2017, we engaged RSM US LLP (“RSM”) as our independent registered public accounting firm for the year ending December 31, 2017. The following table presents the fees for both audit and non-audit services rendered by EY and RSM, as applicable, for the years ended December 31, 2017 and 2016:

Principal Audit Firm - RSM US LLP	December 31,
	2017	2016
Audit fees	$325,500	$—
Tax fees	—	—
	$325,500	$—

Predecessor Audit Firm - Ernst & Young LLP	December 31,
	2017	2016
Audit fees	$47,000	$361,639
Tax fees	221,536	230,232
	$268,536	$591,871

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements
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

10.1
Investment Management Agreement, by and between ICON ECI Fund Fifteen, L.P. and ICON Capital Corp., dated as of June 3, 2011 (Incorporated by reference to Exhibit 10.2 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 filed with the SEC on June 3, 2011 (File No. 333-169794)).

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

March 30, 2018

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

March 30, 2018

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)