Form 10-Q
period 2018-03-31
ICON ECI FUND FIFTEEN, L.P.
filed 2018-05-15
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2018

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
☐ Yes  ☑ No

Number of outstanding limited partnership interests of the registrant on May 10, 2018 is 197,385.

ICON ECI Fund Fifteen, L.P.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Cash	$13,817,555	$17,797,894
Restricted cash	4,400,100	4,154,930
Net investment in notes receivable	30,101,212	29,770,771
Leased equipment at cost (less accumulated depreciation of $14,641,724 and $13,020,541, respectively)	109,931,417	111,552,600
Vessel (less accumulated depreciation of $559,511 and $482,038, respectively)	3,622,527	3,700,000
Investment in joint ventures and equity-method investees	429,263	1,406,037
Derivative financial instruments	2,435,868	1,808,206
Other assets	1,169,462	448,659
Total assets	$165,907,404	$170,639,097
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$79,136,179	$79,969,199
Due to General Partner and affiliates, net	3,556,915	3,385,928
Seller's credits	14,993,700	14,860,226
Accrued expenses and other liabilities	5,195,030	4,783,706
Total liabilities	102,881,824	102,999,059

Commitments and contingencies (Note 12)

Equity:
Partners' equity:
Limited partners	61,512,445	66,155,358
General Partner	(1,145,838)	(1,098,940)
Total partners' equity	60,366,607	65,056,418
Noncontrolling interests	2,658,973	2,583,620
Total equity	63,025,580	67,640,038
Total liabilities and equity	$165,907,404	$170,639,097

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue and other income:
Finance income	$1,180,129	$1,386,545
Rental income	3,424,652	3,343,483
(Loss) income from investment in joint ventures and equity-method investees	(122,376)	105,816
Gain on derivative financial instruments	727,457	64,664
Other income	8,850	9,656
Total revenue and other income	5,218,712	4,910,164

Expenses:
Management fees	—	89,109
Administrative expense reimbursements	221,344	370,056
General and administrative	540,804	437,816
Interest	1,460,380	1,332,046
Depreciation	1,698,656	1,626,858
Vessel operating	140,329	—
Total expenses	4,061,513	3,855,885
Income before income taxes	1,157,199	1,054,279
Income tax expense	76,542	497,925
Net income	1,080,657	556,354
Less: net income attributable to noncontrolling interests	75,353	10,761
Net income attributable to Fund Fifteen	$1,005,304	$545,593

Net income attributable to Fund Fifteen allocable to:
Limited partners	$995,251	$540,137
General Partner	10,053	5,456
	$1,005,304	$545,593

Weighted average number of limited partnership interests outstanding	197,385	197,385

Net income attributable to Fund Fifteen per weighted average limited partnership interest outstanding	$5.04	$2.74

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	197,385	$66,155,358	$(1,098,940)	$65,056,418	$2,583,620	$67,640,038
Net income (unaudited)	—	995,251	10,053	1,005,304	75,353	1,080,657
Distributions (unaudited)	—	(5,638,164)	(56,951)	(5,695,115)	—	(5,695,115)
Balance, March 31, 2018 (unaudited)	197,385	$61,512,445	$(1,145,838)	$60,366,607	$2,658,973	$63,025,580

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,080,657	$556,354
Adjustments to reconcile net income to net cash provided by operating activities:
Finance income	(103,875)	(22,957)
Loss (income) from investment in joint ventures and equity-method investees	122,376	(105,816)
Depreciation	1,698,656	1,626,858
Interest expense from amortization of debt financing costs	114,897	134,498
Interest expense from amortization of seller's credit	153,474	148,016
Other financial gain	(627,662)	(100,263)
Paid-in-kind interest	101,020	101,020
Changes in operating assets and liabilities:
Other assets	(720,803)	(831,316)
Deferred revenue	(23,653)	150,910
Due from General Partner and affiliates, net	69,967	(318,601)
Distributions from joint ventures	—	46,799
Accrued expenses and other liabilities	434,977	(886,226)
Net cash provided by operating activities	2,300,031	499,276
Cash flows from investing activities:
Investment in joint ventures and equity-method investees	(450,000)	(11,881)
Principal received on finance leases	—	77,812
Investment in notes receivable	(550,000)	—
Distributions received from joint ventures in excess of profits	1,304,398	106,195
Principal received on notes receivable	323,434	1,332,000
Net cash provided by investing activities	627,832	1,504,126
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(947,917)	(2,520,833)
Repayment of seller's credits	(20,000)	(20,000)
Payment of debt financing costs	—	(83,418)
Distributions to partners	(5,695,115)	(1,320,100)
Net cash used in financing activities	(6,663,032)	(3,944,351)
Net decrease in cash and restricted cash	(3,735,169)	(1,940,949)
Cash and restricted cash, beginning of period	21,952,824	49,889,516
Cash and restricted cash, end of period (a)	$18,217,655	$47,948,567

Supplemental disclosure of cash flow information:
Cash paid for interest	$511,248	$947,051

(a) The following table presents a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:

Cash	$13,817,555	$44,454,357
Restricted cash	4,400,100	3,494,210
Total cash and restricted cash	$18,217,655	$47,948,567

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
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

On May 30, 2017, ICON Capital, LLC, a Delaware limited liability company and our investment manager (the "Investment Manager"), retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

(2)    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of our General Partner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.  The results for the interim period are not necessarily indicative of the results for the full year.

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
March 31, 2018
(unaudited)

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

Investments - Equity Method

We account for our interests in entities in which we are able to exercise significant influence over operating and financial policies, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions. Such investments are subject to our impairment review policy.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. We adopted ASU 2014-09 on January 1, 2018. Since substantially all of our revenue is recognized from our leasing and lending contracts, which are not subject to ASU 2014-09, the adoption of ASU 2014-09 did not have an effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. As a result of the adoption of ASU 2016-01,

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

we are no longer required to make certain disclosures related to the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. We adopted ASU 2016-15 on January 1, 2018, which did not have an effect on our consolidated financial statements. We utilize the cumulative earnings approach under ASU 2016-15 to present distributions received from equity-method investees, which is consistent with our previous policy.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the three months ended March 31, 2017 were as follows:

	Three Months Ended March 31, 2017
	As Reported	Adoption of ASU 2016-18	As Adjusted
Net cash provided by (used in) investing activities	$1,523,856	$(19,730)	$1,504,126

Cash and restricted cash, beginning of period	46,375,576	3,513,940	49,889,516
Net decrease in cash and restricted cash	(1,921,219)	(19,730)	(1,940,949)
Cash and restricted cash, end of period	$44,454,357	$3,494,210	$47,948,567

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. We adopted ASU 2017-01 on January 1, 2018, which did not have an effect on our consolidated financial statements.

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
March 31, 2018
(unaudited)

within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

(3)    Net Investment in Notes Receivable
As of March 31, 2018, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing. As of December 31, 2017, we had net investment in notes receivable on non-accrual status of $1,950,000 and no net investment in notes receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to four affiliates of Técnicas Marítimas Avanzadas, S.A. de C.V. (collectively, “TMA”).

Net investment in notes receivable consisted of the following:

	March 31,	December 31,
	2018	2017
Principal outstanding (1)	$31,378,750	$32,702,674
Deferred fees	(1,277,538)	(1,381,413)
Credit loss reserve (2)	—	(1,550,490)
Net investment in notes receivable (3)	$30,101,212	$29,770,771

(1)	As of March 31, 2018 and December 31, 2017, total principal outstanding related to our impaired loan was $2,500,000 and $3,500,490, respectively.

(2)
As of December 31, 2017, we had a credit loss reserve of $2,615,158 related to TMA, of which $1,064,668 was reserved against the accrued interest receivable included in other assets and $1,550,490 was reserved against net investment in notes receivable.

(3)	As of March 31, 2018 and December 31, 2017, net investment in notes receivable related to our impaired loan was $2,500,000 and $1,950,000, respectively.

On July 14, 2014, we, ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), each an entity also managed by our Investment Manager (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility has a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Our Investment Manager continued to assess the collectability of the note receivable at each reporting date as TMA's credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA, subject to execution of definitive agreements. As a result of this restructuring (as further described below), our Investment Manager assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $865,158 for the three months ended December 31, 2017.

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will amortize at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. As of January 5, 2018, our share of the fair value of the 12.5% equity interest in two affiliates of TMA was estimated to be $450,000, which was based on an independent third-party valuation. Of our $1,000,000 additional commitment to TMA, we recorded $450,000 as an investment accounted for under the equity method of accounting (see Note 6) and the remaining $550,000 as an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $2,615,158 related to TMA, of which $1,064,668 was previously reserved against the accrued interest receivable and $1,550,490 was previously reserved against our net investment in notes receivable. In addition, we also wrote off the corresponding $1,064,668 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $2,500,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. Interest will accrue as paid-in-kind interest until such time as the Senior Loan is satisfied in full, which we expect to occur during 2018. Upon satisfaction of the Senior Loan, our loan will amortize at 25% per year and interest will be paid in cash, both payable quarterly in arrears. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.

As of March 31, 2018 and December 31, 2017, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $3,750,000 and $2,250,000, respectively. As of March 31, 2018 and December 31, 2017, our net investment in notes receivable related to TMA was $2,500,000 and $1,950,000, respectively. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. During the three months ended March 31, 2018 and 2017, we recognized finance income of $70,833 and $111,279, respectively, of which no amount was recognized on a cash basis.

Credit loss allowance activities for the three months ended March 31, 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$2,615,158
Provisions	—
Write-offs, net of recoveries	(2,615,158)
Allowance for credit loss as of March 31, 2018	$—

Credit loss allowance activities for the three months ended March 31, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$5,397,913
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of March 31, 2017	$5,397,913

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

(4)    Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	March 31,	December 31,
	2018	2017
Geotechnical drilling vessels	$124,573,141	$124,573,141
Leased equipment at cost	124,573,141	124,573,141
Less: accumulated depreciation	14,641,724	13,020,541
Leased equipment at cost, less accumulated depreciation	$109,931,417	$111,552,600

Depreciation expense was $1,621,183 and $1,626,858 for the three months ended March 31, 2018 and 2017, respectively.

On December 23, 2015, a joint venture owned 75% by us, 15% by Fund Fourteen and 10% by ICON ECI Fund Sixteen, an entity also managed by our Investment Manager, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The aggregate purchase price was funded by the indirect subsidiaries through (i) $16,500,000 in cash; (ii) $91,000,000 in financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”); and (iii) seller’s credits of $22,500,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits.

(5)    Vessel

Upon termination of the bareboat and time charters with Gallatin Marine Management, LLC (“Gallatin”) and EMAS Chiyoda Subsea Limited (“EMAS”), respectively, we reclassified the AMC Ambassador as vessel on our consolidated balance sheets as of March 31, 2017. Our senior lender, who has a first priority security interest in the AMC Ambassador, is currently in discussions with a potential purchaser for the sale of the AMC Ambassador.

Depreciation expense was $77,473 and $0 for the three months ended March 31, 2018 and 2017, respectively.

(6)    Investment in Joint Ventures and Equity-Method Investees

On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), from Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,022,225. On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from the indirect subsidiaries for an aggregate purchase price of $32,412,488. As a result, the bareboat charters were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, the joint venture recorded a loss of $3,018,839, of which our share was $377,355. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

of $9,500,000 rather than its then-present value of $7,355,183 prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended March 31,
	2018	2017
(Loss) revenue	$(2,331,180)	$720,217
Net (loss) income	$(2,631,785)	$302,493
Our share of net (loss) income	$(95,673)	$38,426

As part of the restructuring of our note receivable with TMA, ICON acquired a 12.5% equity interest in two affiliates of TMA. In proportion to our share of the ICON Loan, our share of such equity interest in these two entities is 1.56%. Due to our ownership interest and that we are able to exercise significant influence over the operating and financial policies of these two affiliates of TMA, we accounted for our investment in such equity interest under the equity method of accounting.
(7)    Non-Recourse Long-Term Debt

As of March 31, 2018 and December 31, 2017, we had the following non-recourse long-term debt:

Counterparty	March 31, 2018	December 31, 2017	Maturity	Rate
ABN AMRO, Rabobank, NIBC	$74,885,417	$75,833,334	2020	4.367% *
DVB Bank SE	5,312,500	5,312,500	2019	4.997%
	80,197,917	81,145,834
Less: debt issuance costs	1,061,738	1,176,635
Total non-recourse long-term debt	$79,136,179	$79,969,199

* The interest rate was fixed at 4.117% after giving effect to the interest rate swaps entered into on February 8, 2016. Effective December 31, 2016, the interest rate of the variable rate senior loan increased by 0.25% pursuant to an amended facility agreement.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $113,553,944 and $115,252,600, respectively.

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB Bank SE (“DVB SE”) in the amount of $17,500,000 at a fixed rate of 4.997% to partly finance the purchase of the AMC Ambassador. As of March 31, 2018, the outstanding principal balance of the loan facility was $5,312,500. As a result of, among other things, Gallatin’s payment default on the bareboat charter and Chapter 11 bankruptcy proceedings commenced by Gallatin and EMAS, which also led to our payment default to DVB SE, we were notified of an event of default on our non-recourse long-term debt on March 29, 2017 and December 7, 2017. DVB SE has reserved, but not exercised, its rights under the loan agreement.

As part of amending the bareboat charters with the affiliates of Fugro (see Note 4), effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

For the three months ended March 31, 2018 and 2017, we recognized additional interest expense of $114,897 and $129,017, respectively, related to the amortization of debt financing costs.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

At March 31, 2018, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.
(8)    Transactions with Related Parties
We paid distributions to our General Partner of $56,951 and $13,201 for the three months ended March 31, 2018 and 2017, respectively. Our General Partner’s interest in our net income was $10,053 and $5,456 for the three months ended March 31, 2018 and 2017, respectively. Effective July 1, 2016, our Investment Manager reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from our investments). Effective December 1, 2017, our Investment Manager waived all future management fees.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2018	2017
ICON Capital, LLC	Investment Manager	Management fees (1)	$—	$89,109
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	221,344	370,056
Fund Fourteen	Noncontrolling interest	Interest expense (1)	99,910	101,020
			$321,254	$560,185
(1)  Amount charged directly to operations.

At March 31, 2018, we had a net payable of $3,556,915 due to our General Partner and affiliates that primarily consisted of a note payable of $3,421,790 and accrued interest of $28,863 due to Fund Fourteen related to its noncontrolling interest in the AMC Ambassador, and administrative expense reimbursements of $121,344 due to our Investment Manager.

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
(9)    Derivative Financial Instruments
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
March 31, 2018
(unaudited)

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

Credit Risk
Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of March 31, 2018, the termination value would be a receivable of $2,449,821.

Non-designated Derivatives
On February 8, 2016, we entered into two interest rate swaps with ABN AMRO that are not designated and not qualifying as cash flow hedges. As of March 31, 2018, the aggregate notional amount of the two interest rate swaps was $73,937,500. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges are recorded directly in earnings, which is included in gain on derivative financial instruments on our consolidated statements of operations.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of March 31, 2018 and December 31, 2017.

	Asset Derivatives
		March 31, 2018	December 31, 2017
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative financial instruments	$2,435,868	$1,808,206

Our derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on our consolidated statements of operations for the three months ended March 31, 2018 and 2017 of $727,457 and $64,664, respectively.
(10)       Fair Value Measurements
Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

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

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$2,435,868	$—	$2,435,868

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

Assets and Liabilities for which Fair Value is Disclosed

Certain of our financial assets and liabilities, which includes fixed-rate notes receivable, fixed-rate non-recourse long-term debt, and seller’s credits for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities.

	March 31, 2018
	Carrying Amount	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$7,491,250	$7,403,350

Principal outstanding on fixed-rate non-recourse long-term debt	$83,619,707	$76,382,564

Seller's credits	$14,993,700	$13,935,781

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

(11)    Income Taxes
We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded for the partnership since the liability for these taxes is the responsibility of each of the individual partners rather than our business as a whole. However, the Taiwan branch of our direct wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (the “Inotera Taiwan Branch”), is taxed as a corporation under the laws of Taiwan, Republic of China. We sold our revenue-generating asset held by the Inotera Taiwan Branch in 2016, as a result, no significant future income tax expense or benefit is expected. The Taiwan corporate income tax rate is 18.0% for 2018. Under the laws of Taiwan, Republic of China, the Inotera Taiwan Branch is subject to income tax examination for the 2014 tax year and subsequent tax years. We have not identified any material uncertain tax positions as of March 31, 2018.

We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City.

For the three months ended March 31, 2018 and 2017, we recorded $76,542 and $497,925, respectively, of current income tax expense.
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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2018, we had restricted cash of $4,400,100.
(13)   Subsequent Event
In May 2018, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen agreed with DVB Asia, Pacific Crest and Pacific Radiance Ltd. (“Pacific Radiance”), the guarantor of Pacific Crest’s obligations under the bareboat charter related to the offshore supply vessel, to, among other things, (i) terminate the bareboat charter upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

Our General Partner manages and controls our business affairs, including, but not limited to, our investments in Capital Assets, under the terms of our amended and restated limited partnership agreement.  Our Investment Manager, an affiliate of our General Partner, originated and services our investments.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2017:

Notes Receivable

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements in connection with the restructuring of TMA’s outstanding debt obligations including, without limitation, the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will amortize at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. As of January 5, 2018, our share of the fair value of the 12.5% equity interest in two affiliates of TMA was estimated to be $450,000, which was based on an independent third-party valuation. Of our $1,000,000 additional commitment to TMA, we recorded $450,000 as an investment accounted for under the equity method of accounting and the remaining $550,000 as an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $2,615,158 related to TMA, of which $1,064,668 was previously reserved against the accrued interest receivable and $1,550,490 was previously reserved against our net investment in notes receivable. In addition, we also wrote off the corresponding $1,064,668 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $2,500,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. Interest will accrue as paid-in-kind interest until such time as the Senior Loan is satisfied in full, which we expect to occur during 2018. Upon satisfaction of the Senior Loan, our loan will amortize at 25% per year and interest will be paid in cash, both payable quarterly in arrears. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.

As of March 31, 2018 and December 31, 2017, our share of the collateral value, net of the balance of the Senior Loan, was estimated to be approximately $3,750,000 and $2,250,000, respectively. As of March 31, 2018 and December 31, 2017, our net investment in notes receivable related to TMA was $2,500,000 and $1,950,000, respectively. In addition, as of December 31, 2017, we have an accrued interest receivable related to TMA of $1,064,668, which has been fully reserved, resulting in a net carrying value of $0. During the three months ended March 31, 2018 and 2017, we recognized finance income of $70,833 and $111,279, respectively, of which no amount was recognized on a cash basis.

Marine Vessels

On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from two indirect subsidiaries of a joint venture owned 12.5% by us for an aggregate purchase price of $32,412,488. As a result, the bareboat charters were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, the joint venture recorded a loss of $3,018,839, of which our share was $377,355. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

Subsequent Events

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

In May 2018, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen agreed with DVB Asia, Pacific Crest and Pacific Radiance to, among other things, (i) terminate the bareboat charter related to the offshore supply vessel upon our receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) cooperate to market and sell the offshore supply vessel; and (iii) Pacific

Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which we adopted on January 1, 2018. The adoption of ASU 2014-09 did not have an effect on our consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which we adopted on January 1, 2018. As a result of the adoption of ASU 2016-01, we are no longer required to make certain disclosures related to the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which we adopted on January 1, 2018. The adoption of ASU 2016-15 did not have an effect on our consolidated financial statements.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which we adopted on January 1, 2018. As a result of the adoption of ASU 2016-18, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the three months ended March 31, 2017 were to decrease cash provided by operating activities for the three months ended March 31, 2017 by $19,730 and increase cash and restricted cash at March 31, 2017 by $3,494,210.

In January 2017, FASB issued ASU 2017-01, Business Combinations, which we adopted on January 1, 2018. The adoption of ASU 2017-01 did not have an effect on our consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.
Results of Operations for the Three Months Ended March 31, 2018 (the “2018 Quarter”) and 2017 (the “2017 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$22,675,684	76%	$22,700,692	76%
Motor cargo vessel	4,925,528	16%	5,120,079	17%
Platform supply vessels	2,500,000	8%	1,950,000	7%
	$30,101,212	100%	$29,770,771	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	83%	61%
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	11%	9%
Ocean Product Tankers AS	Vessel - tanker	—	16%
		94%	86%

 Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we have a second priority security interest, our Investment Manager determined to record credit losses commencing with the three months ended September 30, 2017. As of December 31, 2017, our net investment in notes receivable related to TMA was $1,950,000, net of a credit loss reserve of $1,550,490. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan will amortize at a faster rate, at which time ICON will become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. During the 2018 Quarter and the 2017 Quarter, we recognized finance income of $70,833 and $111,279, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions

The following table sets forth the type of equipment subject to operating leases in our portfolio:

	March 31, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Geotechnical drilling vessels	$109,931,417	97%	$111,552,600	97%
Offshore support vessel	3,622,527	3%	3,700,000	3%
	$113,553,944	100%	$115,252,600	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and vessel as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, all of our rental income was generated from one customer as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Fugro, N.V.	Geotechnical drilling vessels	100%	100%

Impaired Leased Asset within Operating Lease Transactions

Upon termination of the bareboat and time charters with Gallatin and EMAS, respectively, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the three months ended June 30, 2017, we repossessed the AMC Ambassador. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value as of June 30, 2017 for the vessel that was below its then net book value. As a result, we recorded an impairment loss of $2,000,000 during the three months ended June 30, 2017. As part of our annual assessment of asset impairment, based on an updated third-party appraisal that we obtained for the AMC Ambassador, our Investment Manager determined that an impairment existed and as a result, recorded an additional impairment loss of $1,817,962 during the three months ended December 31, 2017. An additional impairment loss may be recorded in future periods if the fair market value of the vessel decreases from its current estimate or if our senior lender, who has a first priority security interest in the AMC Ambassador, determines to sell the vessel at a price lower than the net carrying value as of December 31, 2017. The senior lender is currently in discussions with a potential purchaser for the sale of the AMC Ambassador. As of March 31, 2018 and December 31, 2017, the net carrying value of the AMC Ambassador was $3,622,527 and $3,700,000, respectively. We did not recognize any income during the 2018 Quarter or the 2017 Quarter.

Revenue and other income for the 2018 Quarter and the 2017 Quarter is summarized as follows:

	Three Months Ended March 31,
	2018	2017	Change
Finance income	$1,180,129	$1,386,545	$(206,416)
Rental income	3,424,652	3,343,483	81,169
(Loss) income from investment in joint ventures and equity-method investees	(122,376)	105,816	(228,192)
Gain on derivative financial instruments	727,457	64,664	662,793
Other income	8,850	9,656	(806)
Total revenue and other income	$5,218,712	$4,910,164	$308,548

Total revenue and other income for the 2018 Quarter increased $308,548, or 6.3%, as compared to the 2017 Quarter. The increase was primarily due to an increase in gain on derivative financial instruments related to the interest rate swaps associated with the debt incurred to finance the acquisition of the Fugro Vessels. This increase was partially offset by (i) the loss from investment in joint ventures and equity-method investees of $122,376 recorded during the 2018 Quarter primarily due to our share of the loss on sale of the EPIC Vessels and our share of the loss from the two affiliates of TMA in which we acquired an equity interest during the 2018 Quarter and accounted for under the equity method of accounting, as compared to income from investment in joint ventures of $105,816 recorded during the 2017 Quarter when we had more investments generating income and (ii) a decrease in finance income due to the prepayment of certain secured term loans and a finance lease by various counterparties during or subsequent to the 2017 Quarter.

Expenses for the 2018 Quarter and the 2017 Quarter are summarized as follows:

	Three Months Ended March 31,
	2018	2017	Change
Management fees	$—	$89,109	$(89,109)
Administrative expense reimbursements	221,344	370,056	(148,712)
General and administrative	540,804	437,816	102,988
Interest	1,460,380	1,332,046	128,334
Depreciation	1,698,656	1,626,858	71,798
Vessel operating	140,329	—	140,329
Total expenses	$4,061,513	$3,855,885	$205,628

Total expenses for the 2018 Quarter increased $205,628, or 5.3%, as compared to the 2017 Quarter. The increase in total expenses was due to increases in (i) vessel operating expenses recorded during the 2018 Quarter related to the AMC Ambassador that were incurred subsequent to our repossession of the vessel, (ii) interest expense as a result of a threshold being met pursuant to our facility agreement with ABN AMRO, Rabobank and NIBC, (iii) general and administrative expense due to an increase in legal fees incurred during the 2018 Quarter and (iv) depreciation expense subsequent to the termination of the lease related to the AMC Ambassador. These increases were partially offset by decreases in (a) administrative expense reimbursements due to reduced costs incurred on our behalf by our Investment Manager and (b) management fees due to our Investment Manager waiving all future management fees effective December 1, 2017.

 Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $64,592, from $10,761 in the 2017 Quarter to $75,353 in the 2018 Quarter. The increase was primarily due to an increase in net income generated by our consolidated joint venture that owns the Fugro Vessels due to favorable movements on its interest rate swaps.

Net Income Attributable to Fund Fifteen

As a result of the foregoing factors, net income attributable to us for the 2018 Quarter and the 2017 Quarter was $1,005,304 and $545,593, respectively. Net income attributable to us per weighted average Interest outstanding for the 2018 Quarter and the 2017 Quarter was $5.04 and $2.74, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2018 compared to December 31, 2017.

Total Assets

Total assets decreased $4,731,693, from $170,639,097 at December 31, 2017 to $165,907,404 at March 31, 2018. The decrease in total assets was primarily due to (i) the use of existing cash and cash generated and returned from our investments to (a) pay distributions to our partners and (b) repay certain of our non-recourse long-term debt and related interest and (ii) the depreciation of our leased equipment at cost and vessel.

Total Liabilities

Total liabilities decreased $117,235, from $102,999,059 at December 31, 2017 to $102,881,824 at March 31, 2018. The decrease was primarily due to the repayment of certain of our debt obligations during the 2018 Quarter, partially offset by the (i) timing of the payment of certain of our liabilities and (ii) interest accretion on our seller's credits during the 2018 Quarter.

Equity

Equity decreased $4,614,458, from $67,640,038 at December 31, 2017 to $63,025,580 at March 31, 2018. The decrease was due to distributions paid to our partners, partially offset by our net income in the 2018 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2018 and December 31, 2017, we had cash of $13,817,555 and $17,797,894, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of March 31, 2018, the cash reserve was $983,445. During our liquidation period, which commenced on June 1, 2017, we expect our main sources of cash will be from the collection of rental income from our operating leases, income and principal on our notes receivable and proceeds from the sale of assets held directly by us or indirectly by our joint ventures. We expect our main use of cash will be for distributions to our partners and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities
Cash provided by operating activities increased $1,800,755, from $499,276 in the 2017 Quarter to $2,300,031 in the 2018 Quarter. The increase was primarily due to the timing of payments of certain liabilities and the collection of certain receivables from period-to-period.

Investing Activities
Cash provided by investing activities decreased $876,294, from $1,504,126 in the 2017 Quarter to $627,832 in the 2018 Quarter. The decrease was primarily due to (i) a reduction in principal received on our notes receivable primarily due to the prepayment of a note receivable during the 2017 Quarter with no comparable prepayment during the 2018 Quarter and (ii) the additional $1,000,000 that we funded as part of the TMA restructuring during the 2018 Quarter. The decrease was partially offset by an increase in distributions received from joint ventures in excess of profits due to the sale of the EPIC Vessels by one of our joint ventures during the 2018 Quarter.

Financing Activities
Cash used in financing activities increased $2,718,681, from $3,944,351 in the 2017 Quarter to $6,663,032 in the 2018 Quarter. The increase was primarily due to an increase in distributions to our partners during the 2018 Quarter, partially offset by a decrease in the repayment of our non-recourse long-term debt.

Financings and Borrowings

Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at March 31, 2018 and December 31, 2017 of $79,136,179 and $79,969,199, respectively, related to certain vessels, the AMC Ambassador, the Fugro Scout and the Fugro Voyager. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of March 31, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $113,553,944 and $115,252,600, respectively.

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

As part of amending the bareboat charters with the affiliates of Fugro, effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

At March 31, 2018, we were in compliance with all covenants related to our non-recourse long-term debt, except as disclosed above.

Distributions
We, at our General Partner’s discretion, paid monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was on May 31, 2017. We paid distributions of $56,951, $5,638,164 and $0 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2018 Quarter. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At March 31, 2018, we had restricted cash of $4,400,100.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.
Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2018, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended March 31, 2018.

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

May 14, 2018

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)