Form 10-Q
period 2018-06-30
ICON ECI FUND FIFTEEN, L.P.
filed 2018-08-14
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2018

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
☐ Yes  ☑ No

Number of outstanding limited partnership interests of the registrant on August 9, 2018 is 197,385.

ICON ECI Fund Fifteen, L.P.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Cash	$13,026,688	$17,797,894
Restricted cash	4,409,501	4,154,930
Net investment in notes receivable	30,235,270	29,770,771
Leased equipment at cost (less accumulated depreciation of $16,259,803 and $13,020,541, respectively)	108,313,338	111,552,600
Vessel (less accumulated depreciation of $482,038)	—	3,700,000
Investment in joint ventures	6,575	1,406,037
Investment in cost-method investees	412,649	—
Derivative financial instruments	2,494,610	1,808,206
Due from General Partner and affiliates, net	97,056	—
Other assets	1,217,933	448,659
Total assets	$160,213,620	$170,639,097
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$70,887,000	$79,969,199
Due to General Partner and affiliates, net	—	3,385,928
Seller's credits	15,130,280	14,860,226
Accrued expenses and other liabilities	4,432,323	4,783,706
Total liabilities	90,449,603	102,999,059

Commitments and contingencies (Note 13)

Equity:
Partners' equity:
Limited partners	63,508,766	66,155,358
General Partner	(1,125,674)	(1,098,940)
Total partners' equity	62,383,092	65,056,418
Noncontrolling interests	7,380,925	2,583,620
Total equity	69,764,017	67,640,038
Total liabilities and equity	$160,213,620	$170,639,097

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue and other income:
Finance income	$1,247,991	$1,497,393	$2,428,120	$2,883,938
Rental income	3,784,342	3,326,653	7,208,994	6,670,136
Loss from investment in joint ventures and equity-method investees	(10,039)	(1,657,378)	(132,415)	(1,551,562)
Gain on extinguishment of debt	4,764,270	—	4,764,270	—
Gain on derivative financial instruments	273,201	—	1,000,658	—
Other income	11,511	46,228	20,361	55,884
Total revenue and other income	10,071,276	3,212,896	15,289,988	8,058,396

Expenses:
Management fees	—	77,183	—	166,292
Administrative expense reimbursements	215,444	345,109	436,788	715,165
General and administrative	307,065	492,473	847,869	930,289
Interest	1,610,856	1,350,040	3,071,236	2,682,086
Depreciation	1,695,551	1,623,423	3,394,207	3,250,281
Loss on derivative financial instruments	—	339,787	—	275,123
Loss on sale of vessel	2,045,055	—	2,045,055	—
Vessel operating	5,385	—	145,714	—
Impairment loss	—	2,000,000	—	2,000,000
Total expenses	5,879,356	6,228,015	9,940,869	10,019,236
Income (loss) before income taxes	4,191,920	(3,015,119)	5,349,119	(1,960,840)
Income tax expense	—	9,289	76,542	507,214
Net income (loss)	4,191,920	(3,024,408)	5,272,577	(2,468,054)
Less: net income (loss) attributable to noncontrolling interests	1,170,278	(850,945)	1,245,631	(840,184)
Net income (loss) attributable to Fund Fifteen	$3,021,642	$(2,173,463)	$4,026,946	$(1,627,870)

Net income (loss) attributable to Fund Fifteen allocable to:
Limited partners	$2,991,426	$(2,151,728)	$3,986,677	$(1,611,591)
General Partner	30,216	(21,735)	40,269	(16,279)
	$3,021,642	$(2,173,463)	$4,026,946	$(1,627,870)

Weighted average number of limited partnership interests outstanding	197,385	197,385	197,385	197,385

Net income (loss) attributable to Fund Fifteen per weighted average limited partnership interest outstanding	$15.16	$(10.90)	$20.20	$(8.16)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	197,385	$66,155,358	$(1,098,940)	$65,056,418	$2,583,620	$67,640,038
Net income (unaudited)	—	995,251	10,053	1,005,304	75,353	1,080,657
Distributions (unaudited)	—	(5,638,164)	(56,951)	(5,695,115)	—	(5,695,115)
Balance, March 31, 2018 (unaudited)	197,385	61,512,445	(1,145,838)	60,366,607	2,658,973	63,025,580
Net income (unaudited)	—	2,991,426	30,216	3,021,642	1,170,278	4,191,920
Conversion of loan to equity (unaudited)	—	—	—	—	3,551,674	3,551,674
Distributions (unaudited)	—	(995,105)	(10,052)	(1,005,157)	—	(1,005,157)
Balance, June 30, 2018 (unaudited)	197,385	$63,508,766	$(1,125,674)	$62,383,092	$7,380,925	$69,764,017

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$5,272,577	$(2,468,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	(228,140)	(254,456)
Loss on sale of vessel	2,045,055	—
Gain on extinguishment of debt	(4,764,270)	—
Loss from investment in joint ventures and equity-method investees	132,415	1,551,562
Depreciation	3,394,207	3,250,281
Impairment loss	—	2,000,000
Interest expense from amortization of debt financing costs	248,779	264,943
Interest expense from amortization of seller's credit	310,054	299,020
Other financial (gain) loss	(686,404)	239,523
Paid-in-kind interest	70,374	202,041
Changes in operating assets and liabilities:
Other assets	(769,274)	(523,508)
Deferred revenue	270,194	209,457
Due from General Partner and affiliates, net	(133,351)	(301,691)
Distributions from joint ventures	—	89,410
Accrued expenses and other liabilities	336,571	(1,345,868)
Net cash provided by operating activities	5,498,787	3,212,660
Cash flows from investing activities:
Proceeds from sale of leased equipment	—	2,393,388
Investment in joint ventures and equity-method investees	(450,000)	(16,745)
Principal received on finance leases	—	77,812
Investment in notes receivable	(550,000)	—
Distributions received from joint ventures in excess of profits	1,304,398	215,494
Principal received on notes receivable	445,308	1,562,625
Net cash provided by investing activities	749,706	4,232,574
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(3,791,668)	(4,729,169)
Repayment of seller's credits	(40,000)	(40,000)
Payment of debt financing costs	(233,188)	(83,418)
Distributions to noncontrolling interests	—	(1,043)
Distributions to partners	(6,700,272)	(2,325,258)
Net cash used in financing activities	(10,765,128)	(7,178,888)
Net (decrease) increase in cash and restricted cash	(4,516,635)	266,346
Cash and restricted cash, beginning of period	21,952,824	49,889,516
Cash and restricted cash, end of period (a)	$17,436,189	$50,155,862

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,156,583	$1,866,478
Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable and accrued interest due to noncontrolling interests to investment by noncontrolling interests	$3,551,674	$—
Proceeds from the sale of vessel paid directly to lender to settle non-recourse long-term debt and interest	$944,544	$—
Proceeds from the sale of vessel paid directly to third-parties to settle claims	$555,456	$—

(a) The following table presents a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:
Cash	$13,026,688	$45,499,725
Restricted cash	4,409,501	4,656,137
Total cash and restricted cash	$17,436,189	$50,155,862
See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
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

On May 30, 2017, ICON Capital, LLC, a Delaware limited liability company and our investment manager (the “Investment Manager”), retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. As a result of such identification and evaluation, on July 23, 2018, we entered into a sale and purchase agreement to sell our interests in the joint venture related to Fugro (as defined and discussed in further detail in Note 4).

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
June 30, 2018
(unaudited)

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

Investments - Equity Method and Cost Method

We account for our interests in entities in which we are able to exercise significant influence over operating and financial policies, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions. We account for our interests in entities where we have virtually no influence over operating and financial policies under the cost method of accounting. In such cases, our original investments are recorded at cost and any distributions received are recorded as revenue. All investments are subject to our impairment review policy.

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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. We adopted ASU 2016-01 on January 1, 2018. As a result of the adoption of ASU 2016-01, we are no longer required to make certain disclosures related to the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
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

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the six months ended June 30, 2017 were as follows:

	Six Months Ended June 30, 2017
	As Reported	Adoption of ASU 2016-18	As Adjusted
Net cash provided by operating activities	$1,909,608	$1,303,052	$3,212,660
Net cash provided by (used in) investing activities	4,393,429	(160,855)	4,232,574

Cash and restricted cash, beginning of period	46,375,576	3,513,940	49,889,516
Net (decrease) increase in cash and restricted cash	(875,851)	1,142,197	266,346
Cash and restricted cash, end of period	$45,499,725	$4,656,137	$50,155,862

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
June 30, 2018
(unaudited)

within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

(3)    Net Investment in Notes Receivable
As of June 30, 2018, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing. As of December 31, 2017, we had net investment in notes receivable on non-accrual status of $1,950,000 and no net investment in notes receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to four affiliates of Técnicas Marítimas Avanzadas, S.A. de C.V. (collectively, “TMA”).

Net investment in notes receivable consisted of the following:

	June 30,	December 31,
	2018	2017
Principal outstanding (1)	$31,388,543	$32,702,674
Deferred fees	(1,153,273)	(1,381,413)
Credit loss reserve (2)	—	(1,550,490)
Net investment in notes receivable (3)	$30,235,270	$29,770,771

(1)	As of June 30, 2018 and December 31, 2017, total principal outstanding related to our impaired loan was $2,631,667 and $3,500,490, respectively.

(2)
As of December 31, 2017, we had a credit loss reserve of $2,615,158 related to TMA, of which $1,064,668 was reserved against the accrued interest receivable included in other assets and $1,550,490 was reserved against net investment in notes receivable.

(3)	As of June 30, 2018 and December 31, 2017, net investment in notes receivable related to our impaired loan was $2,631,667 and $1,950,000, respectively.

On July 14, 2014, we, ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”) and ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), each an entity also managed by our Investment Manager (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility had a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Our Investment Manager continued to assess the collectability of the note receivable at each reporting date as TMA's credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Investment Manager determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
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

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements including, without limitation, the second amended and restated term loan credit facility agreement in connection with the restructuring of the TMA Facility (the “Second Amendment”). Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. As of January 5, 2018, our share of the fair value of the 12.5% equity interest in two affiliates of TMA was estimated to be $450,000, which was based on an independent third-party valuation. Of our $1,000,000 additional commitment to TMA, we recorded $450,000 as an investment accounted for under the equity method of accounting (see Note 7) and the remaining $550,000 as an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $2,615,158 related to TMA, of which $1,064,668 was previously reserved against the accrued interest receivable and $1,550,490 was previously reserved against our net investment in notes receivable. In addition, we also wrote off the corresponding $1,064,668 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $2,500,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.

On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as paid-in-kind (“PIK”) interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were timely received from TMA.

As of June 30, 2018 and December 31, 2017, our net investment in notes receivable related to TMA was $2,631,667 and $1,950,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. During the three and six months ended June 30, 2018, we recognized finance income of $77,942 and $148,775, respectively, of which no amount was recognized on a cash basis. During the three and six months ended June 30, 2017, we recognized finance income of $0 and $111,279, respectively, of which no amount was recognized on a cash basis.

There was no allowance for credit loss at the beginning or at the end of the three months ended June 30, 2018. There were no related activities during the three months ended June 30, 2018.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

Credit loss allowance activities for the three months ended June 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of March 31, 2017	$5,397,913
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of June 30, 2017	$5,397,913

Credit loss allowance activities for the six months ended June 30, 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$2,615,158
Provisions	—
Write-offs, net of recoveries	(2,615,158)
Allowance for credit loss as of June 30, 2018	$—

Credit loss allowance activities for the six months ended June 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$5,397,913
Provisions	—
Write-offs, net of recoveries	—
Allowance for credit loss as of June 30, 2017	$5,397,913

(4)    Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	June 30,	December 31,
	2018	2017
Geotechnical drilling vessels	$124,573,141	$124,573,141
Leased equipment at cost	124,573,141	124,573,141
Less: accumulated depreciation	16,259,803	13,020,541
Leased equipment at cost, less accumulated depreciation	$108,313,338	$111,552,600

Depreciation expense was $1,618,079 and $1,623,423 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $3,239,262 and $3,250,281 for the six months ended June 30, 2018 and 2017, respectively.

On December 23, 2015, a joint venture owned 75% by us, 15% by Fund Fourteen and 10% by ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The aggregate purchase price was funded by the indirect subsidiaries through (i) $16,500,000 in cash; (ii) $91,000,000 in financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”); and (iii) seller’s credits of $22,500,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

terminated by the indirect subsidiaries after year five. In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. As part of the amendment, the joint venture received a fee of $55,000.

On July 23, 2018, we, Fund Fourteen and Fund Sixteen entered into a sale and purchase agreement to sell 100% of the limited liability company interests of the joint venture related to Fugro to an unaffiliated third-party. The sale is subject to the satisfaction of customary closing conditions. We cannot provide any assurance if and when the sale transaction will be completed. Upon the closing of the sale transaction, it is anticipated that a loss on sale will be recorded based on the purchase price pursuant to the sale and purchase agreement.

(5)    Vessel

Upon termination of the bareboat and time charters with Gallatin Marine Management, LLC (“Gallatin”) and EMAS Chiyoda Subsea Limited (“EMAS”), respectively, we reclassified the AMC Ambassador (f/k/a the Lewek Ambassador) as vessel on our consolidated balance sheets as of March 31, 2017.

On June 27, 2018, we sold the AMC Ambassador to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle our non-recourse debt obligations related to the vessel. As a result, we recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270.

Depreciation expense was $77,472 and $0 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $154,945 and $0 for the six months ended June 30, 2018 and 2017, respectively.

For the three and six months ended June 30, 2018, pre-tax income associated with the vessel was $2,286,453 and $1,696,092, respectively. For the three and six months ended June 30, 2017, pre-tax loss associated with the vessel was $2,236,239 and $2,599,143, respectively. For the three and six months ended June 30, 2018, pre-tax income attributable to us associated with the vessel was $1,371,872 and $1,017,655, respectively. For the three and six months ended June 30, 2017, pre-tax loss attributable to us associated with the vessel was $1,341,744 and $1,559,486, respectively.

(6)    Investment in Joint Ventures

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

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000 of financing through a senior secured loan from DVB Asia and $2,000,000 of financing through a subordinated, non-interest-

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

bearing seller’s credit. Since July 2017, Pacific Crest failed to make its monthly charter payments and our Investment Manager was advised in July 2017 that Pacific Crest was engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, the joint venture performed an impairment test on the vessel. For the year ended December 31, 2017, the joint venture recorded an aggregate impairment loss of $19,295,230 based on our impairment tests, of which we were only allocated $1,758,641 as our investment in the joint venture was written down to zero.
On April 20, 2018, the joint venture and DVB Asia entered into an agreement (the “DVB Asia Agreement”) under which the parties agreed to (i) cooperate to market and sell the offshore supply vessel, (ii) the application of any future payments that may be received by the joint venture from Pacific Crest and/or Pacific Radiance Ltd. (“Pacific Radiance”), the guarantor of Pacific Crest’s obligations under the bareboat charter related to the vessel, in settlement of all obligations and liabilities of Pacific Crest and Pacific Radiance under the bareboat charter and the guaranty, respectively, and (iii) the application of the sale proceeds from any future sale of the vessel.
On May 14, 2018, the joint venture entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and the joint venture would release Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon the joint venture’s receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released the joint venture from its obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, the joint venture received the $1,000,000 payment from Pacific Crest, of which (a) the joint venture is entitled to $566,667, of which our share is $70,833 and, (b) the remaining $433,333 will be applied toward the repayment of the joint venture’s outstanding non-recourse debt to DVB Asia in accordance with the DVB Asia Agreement.
On May 16, 2018, Pacific Radiance and its subsidiaries (including Pacific Crest) made applications to the Singapore High Court seeking interim protection against legal proceedings and other claims as they seek to restructure their outstanding debt obligations with stakeholders. On June 11, 2018, the Court granted such protection to Pacific Radiance and its subsidiaries (including Pacific Crest) until December 2018.
On June 4, 2018, the joint venture entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which the joint venture agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would employ the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee to the joint venture. The exclusivity agreement has since expired and the joint venture was informed by the potential purchaser that it would not proceed with the purchase of the vessel. The joint venture is currently working with DVB Asia, Pacific Crest and Pacific Radiance to market and sell the vessel and is in negotiations with another potential purchaser. Based on the purchase offers received, our Investment Manager concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Investment Manager performed an impairment test on the vessel and concluded that the joint venture should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018, of which no loss was allocated to us as our investment in the joint venture was previously written down to zero. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. The joint venture and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. An additional impairment loss or loss on sale may be recorded by the joint venture in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of June 30, 2018. However, a gain on extinguishment of debt may also be recognized by the joint venture in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$566,667	$1,164,394	$566,667	$2,328,788
Net loss	$(5,719,508)	$(14,432,528)	$(6,112,404)	$(14,191,504)
Our share of net loss	$—	$(1,729,548)	$—	$(1,698,951)

(7)    Investment in Cost-Method Investees

As part of the restructuring of our note receivable with TMA, ICON acquired a 12.5% equity interest in two affiliates of TMA. In proportion to our share of the ICON Loan, our share of such equity interest in these two entities is 1.56%. Due to our ownership interest and that we were able to exercise significant influence over the operating and financial policies of these two affiliates of TMA, we accounted for our investment in such equity interest under the equity method of accounting.

On June 29, 2018, ICON’s appointee to the board of directors of the two affiliates of TMA resigned as a board member and as a result, no longer participates in voting on any matter associated with the business operations of these two entities. As a result, we are no longer deemed to be able to exercise significant influence over the operating and financial policies of these two entities. We recorded our share of loss of $37,351 from these two equity-method investees through June 29, 2018 and reclassified the amount related to these two affiliates of TMA from investment in equity-method investees to investment in cost-method investees as of June 30, 2018.
(8)    Non-Recourse Long-Term Debt

As of June 30, 2018 and December 31, 2017, we had the following non-recourse long-term debt:

Counterparty	June 30, 2018	December 31, 2017	Maturity	Rate
ABN AMRO, Rabobank, NIBC	$72,041,666	$75,833,334	2020	4.367% *
DVB Bank SE	—	5,312,500	2019	4.997%
	72,041,666	81,145,834
Less: debt issuance costs	1,154,666	1,176,635
Total non-recourse long-term debt	$70,887,000	$79,969,199

* The interest rate was fixed at 4.117% after giving effect to the interest rate swaps entered into on February 8, 2016. Effective December 31, 2016, the interest rate of the variable rate senior loan increased by 0.25% pursuant to an amended facility agreement.

All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $108,313,338 and $115,252,600, respectively.

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB Bank SE (“DVB SE”) in the amount of $17,500,000 at a fixed rate of 4.997% to partly finance the purchase of the AMC Ambassador. On June 27, 2018, the remaining portion of the proceeds from the sale of the AMC Ambassador of $944,544 was used to settle our non-recourse debt obligations to DVB SE. As a result, we recognized a gain on extinguishment of debt of $4,764,270 after amortizing the remaining deferred financing costs.

As part of amending the bareboat charters with the affiliates of Fugro (see Note 4), effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to,

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

For the three months ended June 30, 2018 and 2017, we recognized interest expense of $133,882 and $126,789, respectively, related to the amortization of debt financing costs associated with our non-recourse long-term debt. For the six months ended June 30, 2018 and 2017, we recognized interest expense of $248,779 and $255,808, respectively, related to the amortization of debt financing costs associated with our non-recourse long-term debt.

At June 30, 2018, we were in compliance with all covenants related to our non-recourse long-term debt.

(9)    Transactions with Related Parties
We paid distributions to our General Partner of $10,052 for both three month periods ended June 30, 2018 and 2017. We paid distributions to our General Partner of $67,003 and $23,253 for the six months ended June 30, 2018 and 2017, respectively. Our General Partner’s interest in our net income (loss) was $30,216 and $(21,735) for the three months ended June 30, 2018 and 2017, respectively.  Our General Partner’s interest in our net income (loss) was $40,269 and $(16,279) for the six months ended June 30, 2018 and 2017, respectively. Effective July 1, 2016, our Investment Manager reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from our investments). Effective December 1, 2017, our Investment Manager waived all future management fees.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2018	2017	2018	2017
ICON Capital, LLC	Investment Manager	Management fees (1)	$—	$77,183	$—	$166,292
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	215,444	345,109	436,788	715,165
Fund Fourteen	Noncontrolling interest	Interest expense (1)	101,020	101,021	200,930	202,041
			$316,464	$523,313	$637,718	$1,083,498
(1)  Amount charged directly to operations.

At June 30, 2018, we had a net receivable of $97,056 due from our General Partner and affiliates, which primarily consisted of administrative expense reimbursements due from our Investment Manager.

At December 31, 2017, we had a net payable of $3,385,928 due to our General Partner and affiliates that primarily consisted of a note payable of $3,320,770 and accrued interest of $29,974 due to Fund Fourteen related to its noncontrolling interest in the AMC Ambassador, and administrative expense reimbursements of $50,267 due to our Investment Manager. As a result of the sale of the AMC Ambassador by our joint venture (see Note 5), the balance of the note payable and related accrued interest were converted to investment by noncontrolling interests as of June 30, 2018.

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
June 30, 2018
(unaudited)

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

Credit Risk
Derivative contracts may contain credit-risk related contingent features that can trigger a termination event, such as maintaining specified financial ratios. In the event that we would be required to settle our obligations under the derivative contracts as of June 30, 2018, the termination value would be a receivable of $2,506,484.

Non-designated Derivatives
On February 8, 2016, we entered into two interest rate swaps with ABN AMRO that are not designated and not qualifying as cash flow hedges. As of June 30, 2018, the aggregate notional amount of the two interest rate swaps was $72,041,667. These interest rate swaps are not speculative and are used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges are recorded directly in earnings, which is included in gain (loss) on derivative financial instruments on our consolidated statements of operations.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of June 30, 2018 and December 31, 2017.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

	Asset Derivatives
		June 30, 2018	December 31, 2017
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative financial instruments	$2,494,610	$1,808,206

Our derivative financial instruments not designated as hedging instruments generated a gain (loss) on derivative financial instruments on our consolidated statements of operations for the three months ended June 30, 2018 and 2017 of $273,201 and $(339,787), respectively. Our derivative financial instruments not designated as hedging instruments generated a gain (loss) on derivative financial instruments on our consolidated statements of operations for the six months ended June 30, 2018 and 2017 of $1,000,658 and $(275,123), respectively.
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

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$2,494,610	$—	$2,494,610

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
June 30, 2018
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

	June 30, 2018
	Carrying Amount	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$7,622,917	$7,523,092

Principal outstanding on fixed-rate non-recourse long-term debt	$72,041,666	$69,445,750

Seller's credits	$15,130,280	$13,858,352

(12)    Income Taxes
We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded for the partnership since the liability for these taxes is the responsibility of each of the individual partners rather than our business as a whole. However, the Taiwan branch of our direct wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (the “Inotera Taiwan Branch”), is taxed as a corporation under the laws of Taiwan, Republic of China. We sold our revenue-generating asset owned by the Inotera Taiwan Branch in 2016 and as a result, no significant future income tax expense or benefit is expected. The Taiwan corporate income tax rate is 18.0% for 2018. Under the laws of Taiwan, Republic of China, the Inotera Taiwan Branch is subject to income tax examination for the 2014 tax year and subsequent tax years. We have not identified any material uncertain tax positions as of June 30, 2018.

We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City.

For the three months ended June 30, 2018 and 2017, we recorded $0 and $9,289, respectively, of current income tax expense. For the six months ended June 30, 2018 and 2017, we recorded $76,542 and $507,214, respectively, of current income tax expense.
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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2018, we had restricted cash of $4,409,501.

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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. As a result of such identification and evaluation, on July 23, 2018, we entered into a sale and purchase agreement to sell our interests in the joint venture related to Fugro (as discussed in further detail below).

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2017:

Notes Receivable

On January 5, 2018, ICON, the Senior Lender and TMA executed all definitive agreements in connection with the restructuring of TMA’s outstanding debt obligations including, without limitation, the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. As of January 5, 2018, our share of the fair value of the 12.5% equity interest in two affiliates of TMA was estimated to be $450,000, which was based on an independent third-party valuation. Of our $1,000,000 additional commitment to TMA, we recorded $450,000 as an investment accounted for under the equity method of accounting and the remaining $550,000 as an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $2,615,158 related to TMA, of which $1,064,668 was previously reserved against the accrued interest receivable and $1,550,490 was previously reserved against our net investment in notes receivable. In addition, we also wrote off the corresponding $1,064,668 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $2,500,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.

On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were timely received from TMA.
As of June 30, 2018 and December 31, 2017, our net investment in notes receivable related to TMA was $2,631,667 and $1,950,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. During the three and six months ended June 30, 2018, we recognized finance income of $77,942 and $148,775, respectively, of which no amount was recognized on a cash basis. During the three and six months ended June 30, 2017, we recognized finance income of $0 and $111,279, respectively, of which no amount was recognized on a cash basis.

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

On April 20, 2018, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen entered into the DVB Asia Agreement with DVB Asia under which the parties agreed to (i) cooperate to market and sell the offshore supply vessel, (ii) the application of any future payments that may be received by the joint venture from Pacific Crest and/or Pacific Radiance in settlement of all obligations and liabilities of Pacific Crest and Pacific Radiance under the bareboat charter and the guaranty, respectively, and (iii) the application of the sale proceeds from any future sale of the vessel.
On May 14, 2018, the joint venture entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and the joint venture would release Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon the joint venture’s receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released the joint venture from its obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, the joint venture received the $1,000,000 payment from Pacific Crest, of which (a) the joint venture is entitled to $566,667, of which our share is $70,833 and, (b) the remaining $433,333 will be applied toward the repayment of the joint venture’s outstanding non-recourse debt to DVB Asia in accordance with the DVB Asia Agreement.
On May 16, 2018, Pacific Radiance and its subsidiaries (including Pacific Crest) made applications to the Singapore High Court seeking interim protection against legal proceedings and other claims as they seek to restructure their outstanding debt obligations with stakeholders. On June 11, 2018, the Court granted such protection to Pacific Radiance and its subsidiaries (including Pacific Crest) until December 2018.
On June 4, 2018, the joint venture entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which the joint venture agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would employ the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee to the joint venture. The exclusivity agreement has since expired and the joint venture was informed by the potential purchaser that it would not proceed with the purchase of the vessel. The joint venture is currently working with DVB Asia, Pacific Crest and Pacific Radiance to market and sell the vessel and is in negotiations with another potential purchaser. Based on the purchase offers received, our Investment Manager concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Investment Manager performed an impairment test on the vessel and concluded that the joint venture should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018, of which no loss was allocated to us as our investment in the joint venture was previously written down to zero. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. The joint venture and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing our non-recourse long-term debt with DVB Asia. An additional impairment loss or loss on sale may be recorded by the joint venture in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of June 30, 2018. However, a gain on extinguishment of debt may also be recognized by the joint venture in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt.

On June 27, 2018, we sold the AMC Ambassador to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle our non-recourse debt obligations related to the vessel. As a result, we recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270.

Geotechnical Drilling Vessels

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries of a joint venture owned 75% by us and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. As part of the amendment, the joint venture received a fee of $55,000. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

On July 23, 2018, we, Fund Fourteen and Fund Sixteen entered into a sale and purchase agreement to sell 100% of the limited liability company interests of the joint venture related to Fugro to an unaffiliated third-party. The sale is subject to the satisfaction of customary closing conditions. We cannot provide any assurance if and when the sale transaction will be completed. Upon the closing of the sale transaction, it is anticipated that a loss on sale will be recorded based on the purchase price pursuant to the sale and purchase agreement.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which we adopted on January 1, 2018. As a result of the adoption of ASU 2016-18, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the six months ended June 30, 2017 were to (i) increase cash provided by operating activities and decrease cash provided by investing activities for the six months ended June 30, 2017 by $1,303,052 and $160,855, respectively, and (ii) increase cash and restricted cash at June 30, 2017 by $4,656,137.

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
Results of Operations for the Three Months Ended June 30, 2018 (the “2018 Quarter”) and 2017 (the “2017 Quarter”)

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
Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$22,671,160	75%	$22,700,692	76%
Motor cargo vessel	4,932,443	16%	5,120,079	17%
Platform supply vessels	2,631,667	9%	1,950,000	7%
	$30,235,270	100%	$29,770,771	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	83%	57%
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	11%	8%
Ocean Product Tankers AS	Vessel - tanker	—	15%
Challenge Mfg. Company, LLC	Auto manufacturing equipment	—	10%
Gallatin Marine Management, LLC	Offshore support vessel	—	10%
		94%	100%

 Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the 2017 Quarter, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Investment Manager determined to record credit losses commencing with the three months ended September 30, 2017. As of December 31, 2017, our net investment in notes receivable related to TMA was $1,950,000, net of a credit loss reserve of $1,550,490. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were timely received from TMA. During the 2018 Quarter and the 2017 Quarter, we recognized finance income of $77,942 and $0, respectively, of which no amount was recognized on a cash basis.

Operating Lease Transactions

The following table sets forth the type of equipment subject to operating leases in our portfolio:

	June 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Geotechnical drilling vessels	$108,313,338	100%	$111,552,600	97%
Offshore support vessel	—	—	3,700,000	3%
	$108,313,338	100%	$115,252,600	100%

The net carrying value of our operating lease transactions represents the balance of our leased equipment at cost and vessel as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, one customer generated all of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Fugro, N.V.	Geotechnical drilling vessels	100%	100%

Impaired Leased Asset within Operating Lease Transactions

Upon termination of the bareboat and time charters with Gallatin and EMAS, respectively, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the 2017 Quarter, we repossessed the AMC Ambassador. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value as of June 30, 2017 for the vessel that was below its then net book value. As a result, we recorded an impairment loss of $2,000,000 during the 2017 Quarter. As part of our annual assessment of asset impairment, based on an updated third-party appraisal that we obtained for the AMC Ambassador, our Investment Manager determined that an impairment existed and as a result, recorded an additional impairment loss of $1,817,962 during the three months ended December 31, 2017. On June 27, 2018, we sold the AMC Ambassador to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle our non-recourse debt obligations related to the vessel. As a result, we recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270. We did not recognize any income during the 2018 Quarter. For the 2017 Quarter, we recognized finance income of $156,975, which was recognized on a cash basis.

Revenue and other income for the 2018 Quarter and the 2017 Quarter is summarized as follows:

	Three Months Ended June 30,
	2018	2017	Change
Finance income	$1,247,991	$1,497,393	$(249,402)
Rental income	3,784,342	3,326,653	457,689
Loss from investment in joint ventures and equity-method investees	(10,039)	(1,657,378)	1,647,339
Gain on extinguishment of debt	4,764,270	—	4,764,270
Gain on derivative financial instruments	273,201	—	273,201
Other income	11,511	46,228	(34,717)
Total revenue and other income	$10,071,276	$3,212,896	$6,858,380

Total revenue and other income for the 2018 Quarter increased $6,858,380, or 213.5%, as compared to the 2017 Quarter. The increase was primarily due to (i) the gain on extinguishment of debt related to the non-recourse long-term debt associated with the AMC Ambassador upon the sale of such vessel and the application of the sales proceeds during the 2018 Quarter, (ii) the loss from investment in joint ventures and equity-method investees primarily due to the allocation of our proportionate share of the impairment loss recorded by our joint venture related to Pacific Crest during the 2017 Quarter with no comparable allocation to us during the 2018 Quarter as our investment in this joint venture has been written down to zero, (iii) an increase in rental income as a result of a threshold being met pursuant to our amended bareboat charters related to the Fugro Vessels and (iv) a gain recognized on our derivative financial instruments during the 2018 Quarter related to the interest rate swaps associated with the debt incurred to finance the acquisition of the Fugro Vessels as opposed to a loss recognized in total expenses during the 2017 Quarter. These increases were partially offset by a decrease in finance income primarily due to the prepayment of a secured term loan and a finance lease during or subsequent to the 2017 Quarter, partially offset by default interest that we charged on our note receivable with Lubricating Specialties Company ("LSC") during the 2018 Quarter.

Expenses for the 2018 Quarter and the 2017 Quarter are summarized as follows:

	Three Months Ended June 30,
	2018	2017	Change
Management fees	$—	$77,183	$(77,183)
Administrative expense reimbursements	215,444	345,109	(129,665)
General and administrative	307,065	492,473	(185,408)
Interest	1,610,856	1,350,040	260,816
Depreciation	1,695,551	1,623,423	72,128
Loss on derivative financial instruments	—	339,787	(339,787)
Loss on sale of vessel	2,045,055	—	2,045,055
Vessel operating	5,385	—	5,385
Impairment loss	—	2,000,000	(2,000,000)
Total expenses	$5,879,356	$6,228,015	$(348,659)

Total expenses for the 2018 Quarter decreased $348,659, or 5.6%, as compared to the 2017 Quarter. The decrease in total expenses was primarily due to (i) an impairment loss recorded during the 2017 Quarter related to the AMC Ambassador with no loss recorded during the 2018 Quarter, (ii) a loss on derivative financial instruments recorded during the 2017 Quarter related to the movement of the interest rate swaps associated with the debt used to finance the acquisition of the Fugro Vessels as opposed to a gain recognized in total revenue and other income during the 2018 Quarter and (iii) a decrease in general and administrative expenses primarily due to a decrease in legal fees incurred during the 2018 Quarter in connection with the potential sale of our assets. These decreases were partially offset by an increase in loss on sale of vessel due to the sale of the AMC Ambassador during the 2018 Quarter with no such sale during the 2017 Quarter, and an increase in interest expense as a result of a threshold being met pursuant to our facility agreement with ABN AMRO, Rabobank and NIBC during the 2018 Quarter.

 Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests changed by $2,021,223, from a net loss of $850,945 in the 2017 Quarter to net income of $1,170,278 in the 2018 Quarter. This change was primarily due to net income recorded by our consolidated joint venture that owned the AMC Ambassador primarily as a result of the gain on extinguishment of debt recorded by the joint venture during the 2018 Quarter as compared to an impairment loss recorded by the joint venture during the 2017 Quarter.

Net Income (Loss) Attributable to Fund Fifteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2018 Quarter and the 2017 Quarter was $3,021,642 and $(2,173,463), respectively. Net income (loss) attributable to us per weighted average Interest outstanding for the 2018 Quarter and the 2017 Quarter was $15.16 and $(10.90), respectively.

Results of Operations for the Six Months Ended June 30, 2018 (the “2018 Period”) and 2017 (the “2017 Period”)

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

Financing Transactions

During the 2018 Period and the 2017 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Period	2017 Period
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	83%	59%
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	11%	8%
Ocean Product Tankers AS	Vessel - tanker	—	16%
		94%	83%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the 2017 Quarter, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Investment Manager determined to record credit losses commencing with the three months ended September 30, 2017. As of December 31, 2017, our net investment in notes receivable related to TMA was $1,950,000, net of a credit loss reserve of $1,550,490. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were timely received from TMA. During the 2018 Period and the 2017 Period, we recognized finance income of $148,775 and $111,279, respectively, of which no amount was recognized on a cash basis.
Operating Lease Transactions

During the 2018 Period and the 2017 Period, one customer generated all of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Period	2017 Period
Fugro, N.V.	Geotechnical drilling vessels	100%	100%

Impaired Lease Asset within Operating Lease Transactions

Upon termination of the bareboat and time charters with Gallatin and EMAS, respectively, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the 2017 Period, we repossessed the AMC Ambassador. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value as of June 30, 2017 for the vessel that was below its then net book value. As a result, we recorded an impairment loss of $2,000,000 during the 2017 Period. As part of our annual assessment of asset impairment, based on an updated third-party appraisal that we obtained for the AMC Ambassador, our Investment Manager determined that an impairment existed and as a result, recorded an additional impairment loss of $1,817,962 during the three months ended December 31, 2017. On June 27, 2018, we sold the AMC Ambassador to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle our non-recourse debt obligations related to the vessel. As a result, we recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270. We did not recognize any income during the 2018 Period. For the 2017 Period, we recognized finance income of $156,975, which was recognized on a cash basis.

Revenue and other income for the 2018 Period and the 2017 Period is summarized as follows:

	Six Months Ended June 30,
	2018	2017	Change
Finance income	$2,428,120	$2,883,938	$(455,818)
Rental income	7,208,994	6,670,136	538,858
Loss from investment in joint ventures and equity-method investees	(132,415)	(1,551,562)	1,419,147
Gain on extinguishment of debt	4,764,270	—	4,764,270
Gain on derivative financial instruments	1,000,658	—	1,000,658
Other income	20,361	55,884	(35,523)
Total revenue and other income	$15,289,988	$8,058,396	$7,231,592

Total revenue and other income for the 2018 Period increased $7,231,592, or 89.7%, as compared to the 2017 Period. The increase was primarily due to (i) the gain on extinguishment of debt related to the non-recourse long-term debt associated with the AMC Ambassador upon the sale of such vessel and the application of the sales proceeds during the 2018 Period, (ii) the loss from investment in joint ventures and equity-method investees primarily due to the allocation of our proportionate share of the impairment loss recorded by our joint venture related to Pacific Crest during the 2017 Period with no comparable allocation to us during the 2018 Period as our investment in this joint venture has been written down to zero, (iii) a gain recognized on our derivative financial instruments during the 2018 Period related to the interest rate swaps associated with the debt incurred to finance the acquisition of the Fugro Vessels as opposed to a loss recognized in total expenses during the 2017 Period and (iv) an increase in rental income as a result of a threshold being met pursuant to our amended bareboat charters related to the Fugro Vessels. These increases were partially offset by a decrease in finance income primarily due to prepayments of certain secured term loans and a finance lease during or subsequent to the 2017 Period, partially offset by default interest that we charged on our note receivable with LSC during the 2018 Period.

Expenses for the 2018 Period and the 2017 Period are summarized as follows:

	Six Months Ended June 30,
	2018	2017	Change
Management fees	$—	$166,292	$(166,292)
Administrative expense reimbursements	436,788	715,165	(278,377)
General and administrative	847,869	930,289	(82,420)
Interest	3,071,236	2,682,086	389,150
Depreciation	3,394,207	3,250,281	143,926
Loss on derivative financial instruments	—	275,123	(275,123)
Loss on sale of vessel	2,045,055	—	2,045,055
Vessel operating	145,714	—	145,714
Impairment loss	—	2,000,000	(2,000,000)
Total expenses	$9,940,869	$10,019,236	$(78,367)

Total expenses for the 2018 Period decreased $78,367, or 0.8%, as compared to the 2017 Period. The decrease in total expenses was primarily due to (i) an impairment loss recorded during the 2017 Period related to the AMC Ambassador with no loss recorded during the 2018 Period, (ii) a decrease in administrative expense reimbursements due to reduced costs incurred on our behalf by our Investment Manager, (iii) a loss on derivative financial instruments recorded during the 2017 Period related to the movement of the interest rate swaps associated with the debt used to finance the acquisition of the Fugro Vessels as opposed to a gain recognized in total revenue and other income during the 2018 Period and (iv) no management fees incurred during the 2018 Period due to our Investment Manager waiving all future management fees effective December 1, 2017. These decreases were partially offset by an increase in loss on sale of vessel due to the sale of the AMC Ambassador during the 2018 Period with no such sale during the 2017 Period, and an increase in interest expense as a result of a threshold being met pursuant to our facility agreement with ABN AMRO, Rabobank and NIBC during the 2018 Period.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests changed by $2,085,815, from a net loss of $840,184 in the 2017 Period to net income of $1,245,631 in the 2018 Period. This change was primarily due to net income recorded by our consolidated joint venture that owned the AMC Ambassador primarily as a result of the gain on extinguishment of debt recorded by the joint venture during the 2018 Period as compared to an impairment loss recorded by the joint venture during the 2017 Period.

Net Income (Loss) Attributable to Fund Fifteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2018 Period and the 2017 Period was $4,026,946 and $(1,627,870), respectively. Net income (loss) attributable to us per weighted average Interest outstanding for the 2018 Period and the 2017 Period was $20.20 and $(8.16), respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2018 compared to December 31, 2017.

Total Assets

Total assets decreased $10,425,477, from $170,639,097 at December 31, 2017 to $160,213,620 at June 30, 2018. The decrease in total assets was primarily due to (i) the use of existing cash and cash generated and returned from our investments to (a) pay distributions to our partners and (b) repay certain of our non-recourse long-term debt and related interest and (ii) the depreciation of our leased equipment at cost and vessel.

Total Liabilities

Total liabilities decreased $12,549,456, from $102,999,059 at December 31, 2017 to $90,449,603 at June 30, 2018. The decrease was primarily due to the (i) extinguishment and repayment of certain of our debt obligations, (ii) conversion of the note payable and accrued interest due to Fund Fourteen to investment by noncontrolling interests and (iii) timing of the payment of certain of our liabilities during the 2018 Period. These decreases were partially offset by the interest accretion on our seller's credits during the 2018 Period.

Equity

Equity increased $2,123,979, from $67,640,038 at December 31, 2017 to $69,764,017 at June 30, 2018. The increase was due to our net income and the conversion of the note payable and accrued interest due to Fund Fourteen to investment by noncontrolling interests, partially offset by distributions paid to our partners and noncontrolling interests, all during the 2018 Period.

Liquidity and Capital Resources

Summary

At June 30, 2018 and December 31, 2017, we had cash of $13,026,688 and $17,797,894, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of June 30, 2018, the cash reserve was $983,445. During our liquidation period, which commenced on June 1, 2017, we expect our main sources of cash will be from the collection of rental income from our operating leases, income and principal on our notes receivable and proceeds from the sale of assets held directly by us or indirectly by our joint ventures. We expect our main use of cash will be for distributions to our partners and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities
Cash provided by operating activities increased $2,286,127, from $3,212,660 in the 2017 Period to $5,498,787 in the 2018 Period. The increase was primarily due to the timing of payments of certain liabilities and the collection of certain receivables from period-to-period.

Investing Activities
Cash provided by investing activities decreased $3,482,868, from $4,232,574 in the 2017 Period to $749,706 in the 2018 Period. The decrease was primarily due to (i) sale proceeds received from the sale of assets previously leased to Challenge Mfg. Company, LLC and certain of its affiliates during the 2017 Period with no such sales during the 2018 Period, (ii) a reduction in principal received on our notes receivable primarily due to the prepayment of a note receivable during the 2017 Period with no comparable prepayment during the 2018 Period and (iii) the additional $1,000,000 that we funded as part of the TMA restructuring during the 2018 Period. The decrease was partially offset by an increase in distributions received from joint ventures in excess of profits due to the sale of the EPIC Vessels by one of our joint ventures during the 2018 Period.

Financing Activities
Cash used in financing activities increased $3,586,240, from $7,178,888 in the 2017 Period to $10,765,128 in the 2018 Period. The increase was primarily due to an increase in distributions to our partners during the 2018 Period, partially offset by a decrease in the repayment of our non-recourse long-term debt.

Financings and Borrowings

Non-Recourse Long-Term Debt
We had non-recourse long-term debt obligations at June 30, 2018 and December 31, 2017 of $70,887,000 and $79,969,199, respectively, related to certain vessels, the Fugro Scout and the Fugro Voyager. All of our non-recourse long-term debt obligations consist of notes payable in which the lender has a security interest in the underlying assets. If the lessee was to default on the underlying lease, resulting in our default on the non-recourse long-term debt, the assets could be foreclosed upon and the proceeds would be remitted to the lender in extinguishment of that debt. As of June 30, 2018 and December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $108,313,338 and $115,252,600, respectively.

On June 4, 2012, a joint venture owned 60% by us and 40% by Fund Fourteen drew down on its loan facility with DVB SE in the amount of $17,500,000 at a fixed rate of 4.997% to partly finance the purchase of the AMC Ambassador. On June 27, 2018, we sold the AMC Ambassador to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle our non-recourse debt obligations related to the vessel. As a result, we recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270.

As part of amending the bareboat charters with the affiliates of Fugro, effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

At June 30, 2018, we were in compliance with all covenants related to our non-recourse long-term debt.

Distributions
We, at our General Partner’s discretion, paid monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was on May 31, 2017. We paid distributions of $67,003, $6,633,269 and $0 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2018 Period. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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

In connection with certain debt obligations, we are required to maintain restricted cash balances with certain banks. At June 30, 2018, we had restricted cash of $4,409,501.

Off-Balance Sheet Transactions
None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.
Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2018, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended June 30, 2018.

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

August 14, 2018

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)