Form 10-Q
period 2018-09-30
ICON ECI FUND FIFTEEN, L.P.
filed 2018-11-14
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2018

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	000-54604

ICON ECI Fund Fifteen, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3525849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Number of outstanding limited partnership interests of the registrant on November 8, 2018 is 197,385.

ICON ECI Fund Fifteen, L.P.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Cash	$28,292,729	$17,797,894
Restricted cash	—	4,154,930
Net investment in notes receivable	20,969,741	29,770,771
Leased equipment at cost (less accumulated depreciation of $13,020,541)	—	111,552,600
Vessel (less accumulated depreciation of $482,038)	—	3,700,000
Investment in joint ventures	6,562	1,406,037
Investment in cost-method investees	412,649	—
Derivative financial instruments	—	1,808,206
Other assets	418,129	448,659
Total assets	$50,099,810	$170,639,097
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$—	$79,969,199
Due to General Partner and affiliates, net	5,508	3,385,928
Seller's credits	—	14,860,226
Accrued expenses and other liabilities	424,545	4,783,706
Total liabilities	430,053	102,999,059

Commitments and contingencies (Note 13)

Equity:
Partners' equity:
Limited partners	50,922,515	66,155,358
General Partner	(1,252,808)	(1,098,940)
Total partners' equity	49,669,707	65,056,418
Noncontrolling interests	50	2,583,620
Total equity	49,669,757	67,640,038
Total liabilities and equity	$50,099,810	$170,639,097

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue and other income:
Finance income	$214,543	$1,047,228	$2,642,663	$3,931,166
Rental income	2,736,837	3,326,653	9,945,831	9,996,789
Income (loss) from investment in joint ventures and equity-method investees	2,369	107,434	(130,046)	(1,444,128)
Gain on extinguishment of debt	—	—	4,764,270	—
Gain on derivative financial instruments, net	—	53,572	974,692	—
Other income	17,497	13,271	37,858	69,155
Total revenue and other income	2,971,246	4,548,158	18,235,268	12,552,982

Expenses:
Management fees	—	72,064	—	238,356
Administrative expense reimbursements	180,508	332,576	617,296	1,047,741
General and administrative	313,854	322,851	1,161,723	1,240,273
Interest	1,300,056	1,348,016	4,371,292	4,030,102
Depreciation	1,201,467	1,620,607	4,595,674	4,870,888
Loss on derivative financial instruments, net	25,966	—	—	221,551
Loss on sale of vessel	—	—	2,045,055	—
Loss on sale of subsidiary	2,193,117	—	2,193,117	—
Vessel operating	—	190,174	145,714	203,041
Credit loss, net	10,090,776	1,000,000	10,090,776	1,000,000
Impairment loss	—	231,000	—	2,231,000
Total expenses	15,305,744	5,117,288	25,220,647	15,082,952
Loss before income taxes	(12,334,498)	(569,130)	(6,985,379)	(2,529,970)
Income tax expense	—	—	76,542	507,214
Net loss	(12,334,498)	(569,130)	(7,061,921)	(3,037,184)
Less: net income (loss) attributable to noncontrolling interests	51,117	(63,633)	1,296,748	(903,817)
Net loss attributable to Fund Fifteen	$(12,385,615)	$(505,497)	$(8,358,669)	$(2,133,367)

Net loss attributable to Fund Fifteen allocable to:
Limited partners	$(12,261,759)	$(500,442)	$(8,275,082)	$(2,112,033)
General Partner	(123,856)	(5,055)	(83,587)	(21,334)
	$(12,385,615)	$(505,497)	$(8,358,669)	$(2,133,367)

Weighted average number of limited partnership interests outstanding	197,385	197,385	197,385	197,385

Net loss attributable to Fund Fifteen per weighted average limited partnership interest outstanding	$(62.12)	$(2.54)	$(41.92)	$(10.70)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Equity

	Partners' Equity
	Limited Partnership Interests	Limited Partners	General Partner	Total Partners' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	197,385	$66,155,358	$(1,098,940)	$65,056,418	$2,583,620	$67,640,038
Net income (unaudited)	—	995,251	10,053	1,005,304	75,353	1,080,657
Distributions (unaudited)	—	(5,638,164)	(56,951)	(5,695,115)	—	(5,695,115)
Balance, March 31, 2018 (unaudited)	197,385	61,512,445	(1,145,838)	60,366,607	2,658,973	63,025,580
Net income (unaudited)	—	2,991,426	30,216	3,021,642	1,170,278	4,191,920
Conversion of loan to equity (unaudited)	—	—	—	—	3,551,674	3,551,674
Distributions (unaudited)	—	(995,105)	(10,052)	(1,005,157)	—	(1,005,157)
Balance, June 30, 2018 (unaudited)	197,385	63,508,766	(1,125,674)	62,383,092	7,380,925	69,764,017
Net (loss) income (unaudited)	—	(12,261,759)	(123,856)	(12,385,615)	51,117	(12,334,498)
Distributions (unaudited)	—	(324,492)	(3,278)	(327,770)	—	(327,770)
Deconsolidation of subsidiary (unaudited)	—	—	—	—	(7,431,992)	(7,431,992)
Balance, September 30, 2018 (unaudited)	197,385	$50,922,515	$(1,252,808)	$49,669,707	$50	$49,669,757

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,061,921)	$(3,037,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(234,957)	(333,699)
Credit loss, net	10,090,776	1,000,000
Loss on sale of vessel	2,045,055	—
Loss on sale of subsidiary	2,193,117	—
Gain on extinguishment of debt	(4,764,270)	—
Loss from investment in joint ventures and equity-method investees	130,046	1,444,128
Depreciation	4,595,674	4,870,888
Impairment loss	—	2,231,000
Interest expense from amortization of debt financing costs	345,329	389,561
Interest expense from amortization of seller's credit	429,721	453,068
Other financial (gain) loss	(660,438)	207,828
Paid-in-kind interest	70,374	303,061
Changes in operating assets and liabilities:
Other assets	(889,086)	(478,032)
Deferred revenue	137,115	305,205
Due from General Partner and affiliates, net	(30,787)	(146,521)
Distributions from joint ventures	—	150,962
Accrued expenses and other liabilities	1,682,473	(1,251,003)
Net cash provided by operating activities	8,078,221	6,109,262
Cash flows from investing activities:
Proceeds from sale of leased equipment	—	2,393,388
Investment in joint ventures and equity-method investees	(450,000)	(16,745)
Principal received on finance leases	—	77,812
Investment in notes receivable	(550,000)	—
Proceeds from sale of subsidiaries	8,501,308	—
Distributions received from joint ventures in excess of profits	1,306,780	1,183,615
Principal received on notes receivable	546,494	8,793,181
Net cash provided by investing activities	9,354,582	12,431,251
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(3,791,668)	(6,625,000)
Repayment of seller's credits	(40,000)	(60,000)
Payment of debt financing costs	(233,188)	(83,418)
Distributions to noncontrolling interests	—	(196,043)
Distributions to partners	(7,028,042)	(34,643,548)
Net cash used in financing activities	(11,092,898)	(41,608,009)
Net increase (decrease) in cash and restricted cash	6,339,905	(23,067,496)
Cash and restricted cash, beginning of period	21,952,824	49,889,516
Cash and restricted cash, end of period (a)	$28,292,729	$26,822,020

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,298,297	$2,745,443
Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable and accrued interest due to noncontrolling interests to investment by noncontrolling interests	$3,551,674	$—
Proceeds from the sale of vessel paid directly to lender to settle non-recourse long-term debt and interest	$944,544	$—
Proceeds from the sale of vessel paid directly to third-parties to settle claims	$555,456	$—
Deconsolidation of subsidiary - noncontrolling interests	$7,431,992	$—

(a) The following table presents a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:
Cash	$28,292,729	$22,338,967
Restricted cash	—	4,483,053
Total cash and restricted cash	$28,292,729	$26,822,020
See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
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

On May 30, 2017, ICON Capital, LLC, a Delaware limited liability company and our investment manager (the “Investment Manager”), retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets included within our investment portfolio. As a result of such identification and evaluation, on September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro (as defined and discussed in further detail in Note 4).

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
September 30, 2018
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

We have one investment that is accounted for under the cost method that does not have readily determinable fair values. We measure this investment at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, our Investment Manager reassesses the appropriateness of this methodology for this investment and performs a qualitative assessment by considering any impairment indicators. If the qualitative assessment indicates that the investment is impaired and its fair value is less than its net carrying value, we will write down the investment to such fair value.

Recently Adopted Accounting Pronouncements

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
September 30, 2018
(unaudited)

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

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the nine months ended September 30, 2017 were as follows:

	Nine Months Ended September 30, 2017
	As Reported	Adoption of ASU 2016-18	As Adjusted
Net cash provided by operating activities	$5,120,419	$988,843	$6,109,262
Net cash provided by (used in) investing activities	12,450,981	(19,730)	12,431,251

Cash and restricted cash, beginning of period	46,375,576	3,513,940	49,889,516
Net (decrease) increase in cash and restricted cash	(24,036,609)	969,113	(23,067,496)
Cash and restricted cash, end of period	$22,338,967	$4,483,053	$26,822,020

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

Other Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. In July 2018, FASB issued ASU No. 2018-11, Leases (“ASU 2018-11”), which provides an additional transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors a practical expedient to not separate non-lease components from the associated lease component under certain circumstances. The adoption of ASU 2016-02 and ASU 2018-11 becomes effective for us on January 1, 2019. Early adoption is permitted. As we no longer have any

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

lease arrangements and since we are in our liquidation period and not expecting to enter into any new leases in the future, the adoption of ASU 2016-02 and ASU 2018-11 will not have an effect on our consolidated financial statements.

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

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2018-13 on our consolidated financial statements.

(3)    Net Investment in Notes Receivable
As of September 30, 2018, we had net investment in notes receivable on non-accrual status of $13,500,000 and no net investment in notes receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to Lubricating Specialties Company (“LSC”). As of December 31, 2017, we had net investment in notes receivable on non-accrual status of $1,950,000 and no net investment in notes receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to four affiliates of Técnicas Marítimas Avanzadas, S.A. de C.V. (collectively, “TMA”).

Net investment in notes receivable consisted of the following:

	September 30,	December 31,
	2018	2017
Principal outstanding (1)	$31,287,356	$32,702,674
Deferred fees	(1,146,455)	(1,381,413)
Credit loss reserve (2)	(9,171,160)	(1,550,490)
Net investment in notes receivable (3)	$20,969,741	$29,770,771

(1)	As of September 30, 2018 and December 31, 2017, total principal outstanding related to our impaired loans was $26,359,097 and $3,500,490, respectively.

(2)
As of September 30, 2018, we had a credit loss reserve of $10,090,776 related to LSC, of which $919,616 was reserved against the accrued interest receivable included in other assets and $9,171,160 was reserved against net investment in notes receivable. As of December 31, 2017, we had a credit loss reserve of $2,615,158 related to TMA, of which $1,064,668 was reserved against the accrued interest receivable included in other assets and $1,550,490 was reserved against net investment in notes receivable.

(3)	As of September 30, 2018 and December 31, 2017, net investment in notes receivable related to our impaired loans was $16,093,472 and $1,950,000, respectively.

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
September 30, 2018
(unaudited)

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

On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as paid-in-kind (“PIK”) interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $5,000. The fee was timely received but the quarterly interest and principal payments were not received from TMA until November 9, 2018.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

As of September 30, 2018 and December 31, 2017, our net investment in notes receivable related to TMA was $2,593,472 and $1,950,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. During the three and nine months ended September 30, 2018, we recognized finance income of $83,334 and $232,109, respectively, of which no amount was recognized on a cash basis. During the three and nine months ended September 30, 2017, we recognized finance income of $0 and $111,279, respectively, of which no amount was recognized on a cash basis.

On December 30, 2016, we, Fund Fourteen and ICON ECI Fund Sixteen (“Fund Sixteen”), an entity also managed by our Investment Manager, entered into a secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $24,375,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 11% per year, and is for a period of four years maturing on December 30, 2020. The loan is secured by a second priority security interest in LSC’s accounts receivable and inventory and a first priority security interest in all of LSC’s other assets. LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the three months ended September 30, 2018, LSC engaged a chief restructuring officer and we are currently working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights as a result of LSC’s various defaults under the loan agreement until no later than January 15, 2019 while we, LSC and each of its other stakeholders continue negotiating a restructuring plan. In light of these developments, our Investment Manager determined that there was doubt regarding the collectability of the note receivable. Our Investment Manager assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Investment Manager believed that we may potentially not be able to recover approximately $7,500,000 to $11,300,000 of the outstanding balance due from LSC as of September 30, 2018. During the three months ended September 30, 2018, we recorded a credit loss of $10,090,776 based on this assessment, which our Investment Manager believed was the best estimate considering information that was then currently available. As we continue our discussions with LSC and its stakeholders regarding a restructuring plan, which may or may not come to fruition, going forward we will adjust the credit loss reserve accordingly based on new developments.

On December 20, 2016, we, Fund Fourteen and Fund Sixteen entered into a secured term loan credit facility agreement with CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”) to provide a credit facility of up to $7,400,000, of which our commitment of $5,550,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is scheduled to mature on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel. CFL and Industrial Maritime Carriers (Bermuda), Ltd. (“IMC”), the sub-charterer of the vessel, are in default of their respective obligations under the loan documents and the sub-charter, respectively, due to, among other things (i) CFL frequently incurs shortfalls on its quarterly payments to us under the loan agreement resulting in a past due balance of $308,900 as of September 30, 2018; (ii) CFL’s failure to ensure the payment of, and IMC’s failure to pay, all sub-charter payments related to the vessel directly into a designated earnings account since September 2017; (iii) CFL’s failure to maintain a minimum liquidity amount in such designated earnings account; and (iv) CFL’s failure to satisfy its financial reporting requirements under the loan agreement. As a result, on October 5, 2018, we advised CFL that we were accelerating the repayment of all amounts payable under the loan and demanded that CFL and/or its guarantors immediately repay such amounts to us. CFL and/or its guarantors failed to make such payments. On October 22, 2018, we exercised our rights under the loan documents to assume CFL’s obligations under the sub-charter with IMC and to substitute CFL with our designee as the owner of the vessel solely for purposes of the sub-charter. As a result, all sub-charter payments will be paid directly to us going forward to satisfy amounts payable under the loan. Our Investment Manager continues to evaluate additional remedies that are available to us in order to enforce our rights under the loan documents and the sub-charter.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

Credit loss allowance activities for the three months ended September 30, 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2018	$—
Provisions	10,090,776
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2018	$10,090,776

Credit loss allowance activities for the three months ended September 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2017	$5,397,913
Provisions	1,750,000
Write-offs, net of recoveries	(5,397,913)
Allowance for credit loss as of September 30, 2017	$1,750,000

Credit loss allowance activities for the nine months ended September 30, 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$2,615,158
Provisions	10,090,776
Write-offs, net of recoveries	(2,615,158)
Allowance for credit loss as of September 30, 2018	$10,090,776

Credit loss allowance activities for the nine months ended September 30, 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$5,397,913
Provisions	1,750,000
Write-offs, net of recoveries	(5,397,913)
Allowance for credit loss as of September 30, 2017	$1,750,000

(4)    Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	September 30,	December 31,
	2018	2017
Geotechnical drilling vessels	$—	$124,573,141
Leased equipment at cost	—	124,573,141
Less: accumulated depreciation	—	13,020,541
Leased equipment at cost, less accumulated depreciation	$—	$111,552,600

Depreciation expense was $1,201,467 and $1,620,607 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $4,440,729 and $4,870,888 for the nine months ended September 30, 2018 and 2017, respectively.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

On December 23, 2015, ICON Fugro Holdings, LLC (“ICON Fugro”), a joint venture owned 75% by us, 15% by Fund Fourteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The aggregate purchase price was funded by the indirect subsidiaries through (i) $16,500,000 in cash; (ii) $91,000,000 in financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”); and (iii) seller’s credits of $22,500,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters could have been terminated by the indirect subsidiaries after year five. In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. As part of the amendment, ICON Fugro received a fee of $55,000.

On September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro for net sales proceeds of $27,727,846. As a result, we recorded a loss on sale of $2,193,117, which is included in loss on sale of subsidiary on our consolidated statements of operations. Through the acquisition of the interests of ICON Fugro, the third-party purchaser acquired ownership of the Fugro Vessels and assumed all outstanding senior debt obligations in the amount of $72,041,666 due to ABN AMRO, Rabobank and NIBC and the seller's credit in the amount of $15,249,948 due to affiliates of Fugro. For the three and nine months ended September 30, 2018, pre-tax income of ICON Fugro was $204,618 and $2,466,856, respectively, of which the pre-tax income attributable to us was $153,463 and $1,850,412, respectively. For the three and nine months ended September 30, 2017, pre-tax income of ICON Fugro was $552,277 and $1,350,370, respectively, of which the pre-tax income attributable to us was $414,208 and $1,012,777, respectively.

(5)    Vessel

Upon termination of the bareboat and time charters with Gallatin Marine Management, LLC (“Gallatin”) and EMAS Chiyoda Subsea Limited (“EMAS”), respectively, we reclassified the AMC Ambassador (f/k/a the Lewek Ambassador) as vessel on our consolidated balance sheet as of March 31, 2017.

On June 27, 2018, we sold the AMC Ambassador to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle our non-recourse long-term debt obligations related to the vessel. As a result, we recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270.

Depreciation expense was $154,945 for the nine months ended September 30, 2018, after the AMC Ambassador was reclassified from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 upon termination of the bareboat and time charters.

For the three and nine months ended September 30, 2018, pre-tax income associated with the vessel was $0 and $1,696,092, respectively. For the three and nine months ended September 30, 2017, pre-tax loss associated with the vessel was $504,255 and $3,103,398, respectively. For the three and nine months ended September 30, 2018, pre-tax income attributable to us associated with the vessel was $0 and $1,017,655, respectively. For the three and nine months ended September 30, 2017, pre-tax loss attributable to us associated with the vessel was $302,553 and $1,862,038, respectively.

(6)    Investment in Joint Ventures

On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”), from Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,022,225. On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from the indirect subsidiaries for an aggregate purchase price of $32,412,488. As a result, the bareboat charters were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, the joint venture recorded a loss of $3,018,839, of which our share was $377,355. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 recorded on the joint venture’s books prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

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
On May 14, 2018, the joint venture entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and the joint venture would release Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon the joint venture’s receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released the joint venture from its obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, the joint venture received the $1,000,000 payment from Pacific Crest, of which the joint venture is entitled to $566,667 and the remaining $433,333 will be applied toward the repayment of the joint venture’s outstanding non-recourse debt to DVB Asia in accordance with the DVB Asia Agreement. As a result, the joint venture recognized $1,000,000 of income as part of this arrangement, of which our share was $125,000.
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
On June 4, 2018, the joint venture entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which the joint venture agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would have employed the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee to the joint venture. The exclusivity agreement expired and the joint venture was informed by the potential purchaser that it would not proceed with the purchase of the vessel. During the three months ended June 30, 2018, the joint venture continued to work with DVB Asia, Pacific Crest and Pacific Radiance to market the vessel for sale and was in negotiations with another potential purchaser. Based on the purchase offers received, our Investment Manager concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Investment Manager performed an impairment

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

test on the vessel and concluded that the joint venture should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018, of which no loss was allocated to us as our investment in the joint venture was previously written down to zero. The joint venture continues to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities and based on recent negotiations with potential purchasers and the most recent purchase offer received, our Investment Manager concluded that there was an indication that the net carrying value of the vessel may not be recoverable. As a result, our Investment Manager performed an impairment test and concluded that the joint venture should record an additional impairment loss of $2,458,845 for the three months ended September 30, 2018, of which no loss was allocated to us. The joint venture and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing the non-recourse long-term debt with DVB Asia. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. An additional impairment loss or loss on sale may be recorded by the joint venture in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of September 30, 2018. However, a gain on extinguishment of debt may also be recognized by the joint venture in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt. As our investment in this joint venture was previously written down to zero, no further net loss will be allocated to us. To the extent the joint venture reports net income in the future, we will resume applying the equity method only after our share of such net income equals or exceeds our share of net losses previously not recognized.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$433,333	$137,958	$1,000,000	$2,466,746
Net loss	$(2,304,050)	$(338,832)	$(8,416,455)	$(14,530,337)
Our share of net loss	$—	$—	$—	$(1,698,951)

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
(8)    Non-Recourse Long-Term Debt

As of September 30, 2018 and December 31, 2017, we had the following non-recourse long-term debt:

Counterparty	September 30, 2018	December 31, 2017	Maturity	Rate
ABN AMRO, Rabobank, NIBC	$—	$75,833,334	2020 *	4.367% **
DVB Bank SE	—	5,312,500	2019 *	4.997%
	—	81,145,834
Less: debt issuance costs	—	1,176,635
Total non-recourse long-term debt	$—	$79,969,199
* The debt obligations were either repaid by us or assumed by a third-party purchaser of the underlying assets prior to their original maturity dates.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

** The interest rate was fixed at 4.117% after giving effect to the interest rate swaps entered into on February 8, 2016. Effective December 31, 2016, the interest rate of the variable rate senior loan increased by 0.25% pursuant to an amended facility agreement.

All of our non-recourse long-term debt obligations consisted of notes payable in which the lender had a security interest in the underlying assets. If the lessee defaulted on the underlying lease, which resulted in our default on the non-recourse long-term debt, the assets could have been foreclosed upon and the proceeds would have been remitted to the lender in extinguishment of that debt. As of December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $115,252,600.

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

On September 7, 2018, as part of the sale of 100% of the limited liability company interests of ICON Fugro, the unaffiliated third-party purchaser assumed all outstanding senior debt obligations of $72,041,666 to ABN AMRO, Rabobank and NIBC associated with the Fugro Vessels.

For the three months ended September 30, 2018 and 2017, we recognized interest expense of $96,550 and $124,619, respectively, related to the amortization of debt financing costs associated with our non-recourse long-term debt. For the nine months ended September 30, 2018 and 2017, we recognized interest expense of $345,329 and $380,427, respectively, related to the amortization of debt financing costs associated with our non-recourse long-term debt.

(9)    Transactions with Related Parties
We paid distributions to our General Partner of $3,278 and $323,183 for the three months ended September 30, 2018 and 2017, respectively. We paid distributions to our General Partner of $70,281 and $346,436 for the nine months ended September 30, 2018 and 2017, respectively. Our General Partner’s interest in our net loss was $123,856 and $5,055 for the three months ended September 30, 2018 and 2017, respectively. Our General Partner’s interest in our net loss was $83,587 and $21,334 for the nine months ended September 30, 2018 and 2017, respectively. Effective July 1, 2016, our Investment Manager reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from our investments). Effective December 1, 2017, our Investment Manager waived all future management fees.

Fees and other expenses incurred by us to our General Partner or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2018	2017	2018	2017
ICON Capital, LLC	Investment Manager	Management fees (1)	$—	$72,064	$—	$238,356
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	180,508	332,576	617,296	1,047,741
Fund Fourteen	Noncontrolling interest	Interest expense (1)	—	102,131	200,930	303,061
			$180,508	$506,771	$818,226	$1,589,158
(1)  Amount charged directly to operations.

At September 30, 2018, we had a net payable of $5,508 due to our General Partner and affiliates, which consisted of administrative expense reimbursements due to our Investment Manager.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

At December 31, 2017, we had a net payable of $3,385,928 due to our General Partner and affiliates that primarily consisted of a note payable of $3,320,770 and accrued interest of $29,974 due to Fund Fourteen related to its noncontrolling interest in the AMC Ambassador, and administrative expense reimbursements of $50,267 due to our Investment Manager. As a result of the sale of the AMC Ambassador by our joint venture (see Note 5), the balance of the note payable and related accrued interest were simultaneously converted to investment by noncontrolling interests.

In June 2016, we sold our interests in certain of our subsidiaries and a joint venture to unaffiliated third parties. In connection with the sales, the third parties required that an affiliate of our Investment Manager provided bookkeeping and administrative services related to such assets for a fee. Our servicing agreement related to such assets was terminated on September 7, 2018.
(10)    Derivative Financial Instruments
We entered into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We entered into these instruments only for hedging underlying exposures. We did not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives did not meet the established criteria to be designated as qualifying accounting hedges, even though we believed that they were effective economic hedges.

We recognized all derivative financial instruments as either assets or liabilities on our consolidated balance sheets and measured those instruments at fair value. Changes in the fair value of such instruments were recognized immediately in earnings unless certain criteria were met. These criteria demonstrated that the derivative was expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and included an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria were met, which we documented and assessed at inception and on an ongoing basis, we recognized the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on our consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives were recognized immediately in earnings.

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

Interest Rate Risk
Our objectives in using interest rate derivatives were to add stability to interest expense and to manage our exposure to interest rate movements on our variable non-recourse debt. Our strategy to accomplish these objectives was to match the projected future cash flows with the underlying debt service. Each interest rate swap involved the receipt of floating-rate interest payments from a counterparty in exchange for us making fixed-rate interest payments over the life of the agreement without exchange of the underlying notional amount.

Counterparty Risk
We managed exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that we had with any individual bank and through the use of minimum credit quality standards for all counterparties. We did not require collateral or other security in relation to derivative financial instruments. Since it was our policy to enter into derivative contracts only with banks of internationally acknowledged standing, the counterparty risk was considered to be remote.

Credit Risk
Derivative contracts may have contained credit-risk related contingent features that could have triggered a termination event, such as maintaining specified financial ratios. In such case, we would have been required to settle our obligations.

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

Non-designated Derivatives
On February 8, 2016, we entered into two interest rate swaps with ABN AMRO that were not designated and did not qualify as cash flow hedges. These interest rate swaps were not speculative and were used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges were recorded directly in earnings, which was included in gain (loss) on derivative financial instruments on our consolidated statements of operations. On September 7, 2018, as part of the sale of 100% of the limited liability company interests of ICON Fugro, the unaffiliated third-party purchaser assumed the two interest rate swaps. As a result, as of September 30, 2018, we no longer held any derivative financial instruments.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of December 31, 2017.

	Asset Derivatives
		December 31, 2017
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative financial instruments	$1,808,206

Our derivative financial instruments not designated as hedging instruments generated a (loss) gain on derivative financial instruments on our consolidated statements of operations for the three months ended September 30, 2018 and 2017 of $(25,966) and $53,572, respectively. Our derivative financial instruments not designated as hedging instruments generated a gain (loss) on derivative financial instruments on our consolidated statements of operations for the nine months ended September 30, 2018 and 2017 of $974,692 and $(221,551), respectively.
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

Assets for which Fair Value is Disclosed

Our fixed-rate notes receivable, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities.

	September 30, 2018
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$7,521,731	$7,397,261

ICON ECI Fund Fifteen, L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

(12)    Income Taxes
We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded for the partnership since the liability for these taxes is the responsibility of each of the individual partners rather than our business as a whole. However, the Taiwan branch of our direct wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (the “Inotera Taiwan Branch”), was taxed as a corporation under the laws of Taiwan, Republic of China. The Taiwan corporate income tax rate is 18.0% for 2018. We sold our revenue-generating asset owned by the Inotera Taiwan Branch in 2016 and we liquidated and dissolved the Inotera Taiwan Branch during the three months ended September 30, 2018. As a result, no future income tax expense or benefit is expected. Under the laws of Taiwan, Republic of China, the Inotera Taiwan Branch is subject to income tax examination for the 2014 tax year and subsequent tax years. We have not identified any material uncertain tax positions as of September 30, 2018.

We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City.

No current income tax expense was recorded for both three month periods ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, we recorded current income tax expense of $76,542 and $507,214, respectively.
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

(14) Subsequent Event

On October 30, 2018, we paid distributions to our General Partner and limited partners of $181,818 and $18,000,002, respectively.

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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets included within our investment portfolio. As a result of such identification and evaluation, on September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro (as disclosed below).

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

On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $5,000. The fee was timely received but the quarterly interest and principal payments were not received from TMA until November 9, 2018.
As of September 30, 2018 and December 31, 2017, our net investment in notes receivable related to TMA was $2,593,472 and $1,950,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. During the three and nine months ended September 30, 2018, we recognized finance income of $83,334 and $232,109, respectively, of which no amount was recognized on a cash basis. During the three and nine months ended September 30, 2017, we recognized finance income of $0 and $111,279, respectively, of which no amount was recognized on a cash basis.

LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the three months ended September 30, 2018, LSC engaged a chief restructuring officer and we are currently working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights as a result of LSC’s various defaults under the loan agreement until no later than January 15, 2019 while we, LSC and each of its other stakeholders continue negotiating a restructuring plan. In light of these developments, our Investment Manager determined that there was doubt regarding the collectability of the note receivable. Our Investment Manager assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Investment Manager believed that we may potentially not be able to recover approximately $7,500,000 to $11,300,000 of the outstanding balance due from LSC as of September 30, 2018. During the three months ended September 30, 2018, we recorded a credit loss of $10,090,776 based on this assessment, which our Investment Manager believed was the best estimate considering information that was then currently available. As we continue our discussions with LSC and its stakeholders regarding a restructuring plan, which may or may not come to fruition, going forward we will adjust the credit loss reserve accordingly based on new developments.

On December 20, 2016, we, Fund Fourteen and Fund Sixteen entered into a secured term loan credit facility agreement with CFL to provide a credit facility of up to $7,400,000, of which our commitment of $5,550,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is scheduled to mature on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel. CFL and IMC are in default of their respective obligations under the loan documents and the sub-charter, respectively, due to, among other things (i) CFL frequently incurs shortfalls on its quarterly payments to us under the loan agreement resulting in a past due balance of $308,900 as of September 30, 2018; (ii) CFL’s failure to ensure the payment of, and IMC’s failure to pay, all sub-charter payments related to the vessel directly into a designated earnings account since September 2017; (iii) CFL’s failure to maintain a minimum liquidity amount in such designated earnings account; and (iv) CFL’s failure to satisfy its financial reporting requirements under the loan agreement. As a result, on October 5, 2018, we advised CFL that we were accelerating the repayment of all amounts payable under the loan and demanded that CFL and/or its guarantors immediately repay such amounts to us. CFL and/or its guarantors failed to make such payments. On October 22, 2018, we exercised our rights under the loan documents to assume CFL’s obligations under the sub-charter with IMC and to substitute CFL with our designee as the owner of the vessel solely for purposes of the sub-charter. As a result, all sub-charter payments will be paid directly to us going forward to satisfy amounts payable under the loan. Our Investment Manager continues to evaluate additional remedies that are available to us in order to enforce our rights under the loan documents and the sub-charter.

Marine Vessels

On February 14, 2018, Foreguard Shipping purchased the EPIC Vessels from two indirect subsidiaries of a joint venture owned 12.5% by us for an aggregate purchase price of $32,412,488. As a result, the bareboat charters were terminated. A portion of the proceeds from the sale of the EPIC Vessels was used to satisfy in full the seller's credit to Foreguard Shipping and the related outstanding non-recourse long-term debt obligations to DVB Asia. As a result, the joint venture recorded a loss of $3,018,839, of which our share was $377,355. The loss was primarily due to (i) the seller’s credit, which was satisfied in full at its maturity amount of $9,500,000 rather than its then-present value of $7,355,183 recorded on the joint venture’s books prior to the sale, and (ii) the write-off of the remaining unamortized indirect costs.

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
On May 14, 2018, the joint venture entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and the joint venture would release Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon the joint venture’s receipt of a $1,000,000 payment from Pacific Crest, a portion of which will be used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released the joint venture from its obligation to repay the seller's credit and Pacific Crest will continue to maintain the vessel in its current condition until the earlier of the sale of the vessel or December 15, 2018. On May 18, 2018, the joint venture received the $1,000,000 payment from Pacific Crest, of which the joint venture is entitled to $566,667 and the remaining $433,333 will be applied toward the repayment of the joint venture’s outstanding non-recourse debt to DVB Asia in accordance with the DVB Asia Agreement. As a result, the joint venture recognized $1,000,000 as income as part of this arrangement, of which our share was $125,000.
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
On June 4, 2018, the joint venture entered into an exclusivity agreement with a potential purchaser of the offshore supply vessel under which the joint venture agreed to exclusively negotiate with such potential purchaser for the sale of the vessel to permit the potential purchaser to bid on a bareboat charter that if accepted, would have employed the offshore supply vessel. In exchange for exclusivity, the potential purchaser paid a $25,000 nonrefundable fee to the joint venture. The exclusivity agreement expired and the joint venture was informed by the potential purchaser that it would not proceed with the purchase of the vessel. During the three months ended June 30, 2018, the joint venture continued to work with DVB Asia, Pacific Crest and Pacific Radiance to market the vessel for sale and was in negotiations with another potential purchaser. Based on the purchase offers received, our Investment Manager concluded that there was an indication that the then net carrying value of the vessel may not be recoverable. As a result, our Investment Manager performed an impairment test on the vessel and concluded that the joint venture should record an additional impairment loss of $7,345,225 during the three months ended June 30, 2018, of which no loss was allocated to us as our investment in the joint venture was previously written down to zero. The joint venture continues to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities and based on recent negotiations with potential purchasers and the most recent purchase offer received, our Investment Manager concluded that there was an indication that the net carrying value of the vessel may not be recoverable. As a result, our Investment Manager performed an impairment test and concluded that the joint venture should record an additional impairment loss of $2,458,845 for the three months ended September 30, 2018, of which no loss was allocated to us. The joint venture and DVB Asia are motivated to sell the vessel as the vessel is the primary collateral securing the non-recourse long-term debt with DVB Asia. Determining the fair value of the vessel involves significant judgment due to the lack of sales activity in the market that the vessel operates. An additional impairment loss or loss on sale may be recorded by the joint venture in future periods to the extent the fair value of the vessel decreases or the final purchase price for the vessel is below the net carrying value as of September 30, 2018. However, a gain on extinguishment of debt may also be recognized by the joint venture in a future period as a result of applying the sale proceeds to settle the related non-recourse long-term debt. As our investment in this joint venture was previously written down to zero, no further net loss will be allocated to us. To the extent the joint venture reports net income in the future, we will resume applying the equity method only after our share of such net income equals or exceeds our share of net losses previously not recognized.

On June 27, 2018, we sold the AMC Ambassador to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle our non-recourse long-term debt obligations related to the vessel. As a result, we recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270.

Geotechnical Drilling Vessels

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries of a joint venture owned 75% by us and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. As part of the amendment, ICON Fugro received a fee of $55,000. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

On September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro for net sales proceeds of $27,727,846. As a result, we recorded a loss on sale of $2,193,117, which is included in loss on sale of subsidiary on our consolidated statements of operations. Through the acquisition of the interests of ICON Fugro, the third-party purchaser acquired ownership of the Fugro Vessels and assumed all outstanding senior debt obligations in the amount of $72,041,666 due to ABN AMRO, Rabobank and NIBC and the seller's credit in the amount of $15,249,948 due to affiliates of Fugro.

Subsequent Event

On October 30, 2018, we paid distributions to our General Partner and limited partners of $181,818 and $18,000,002, respectively.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which we adopted on January 1, 2018. As a result of the adoption of ASU 2016-18, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the nine months ended September 30, 2017 were to (i) increase cash provided by operating activities and decrease cash provided by investing activities for the nine months ended September 30, 2017 by $988,843 and $19,730, respectively, and (ii) increase cash and restricted cash at September 30, 2017 by $4,483,053.

In January 2017, FASB issued ASU 2017-01, Business Combinations, which we adopted on January 1, 2018. The adoption of ASU 2017-01 did not have an effect on our consolidated financial statements.

Other Recent Accounting Pronouncements

In February 2016 and July 2018, FASB issued ASU 2016-02, Leases, and ASU 2018-11, Leases, respectively, which will become effective for us on January 1, 2019. As we no longer have any lease arrangements and since we are in our liquidation period and not expecting to enter into any new leases in the future, the adoption of ASU 2016-02 and ASU 2018-11 will not have an effect on our consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2018-13 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.
Results of Operations for the Three Months Ended September 30, 2018 (the “2018 Quarter”) and 2017 (the “2017 Quarter”)

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
Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$13,500,000	65%	$22,700,692	76%
Motor cargo vessel	4,876,269	23%	5,120,079	17%
Platform supply vessels	2,593,472	12%	1,950,000	7%
	$20,969,741	100%	$29,770,771	100%

The net carrying value of our financing transactions represents the balance of our net investment in notes receivable as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Quarter	2017 Quarter
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	61%	11%
Técnicas Marítimas Avanzadas, S.A. de C.V.	Platform supply vessels	39%	—
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	—	81%
		100%	92%

 Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Investment Manager determined to record credit losses commencing with the 2017 Quarter. As of December 31, 2017, our net investment in note receivable related to TMA was $1,950,000, net of a credit loss reserve of $1,550,490. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $5,000. The fee was timely received but the quarterly interest and principal payments were not received from TMA until November 9, 2018. During the 2018 Quarter and the 2017 Quarter, we recognized finance income of $83,334 and $0, respectively, of which no amount was recognized on a cash basis.
LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the 2018 Quarter, LSC engaged a chief restructuring officer and we are currently working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights as a result of LSC’s various defaults under the loan agreement until no later than January 15, 2019 while we, LSC and each of its other stakeholders continue negotiating a restructuring plan. In light of these developments, our Investment Manager determined that there was doubt regarding the collectability of the note receivable. Our Investment Manager assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Investment Manager believed that we may potentially not be able to recover approximately $7,500,000 to $11,300,000 of the outstanding balance due from LSC as of September 30, 2018. During the 2018 Quarter, we recorded a credit loss of $10,090,776 based on this assessment, which our Investment Manager believed was the best estimate considering information that was then currently available. As we continue our discussions with LSC and its stakeholders regarding a restructuring plan, which may or may not come to fruition, going forward we will adjust the credit loss reserve accordingly based on new developments. During the 2018 Quarter and the 2017 Quarter, we recognized finance income of $0 and $854,199, respectively, of which no amount was recognized on a cash basis.
Operating Lease Transactions

The following table sets forth the type of equipment subject to operating leases in our portfolio:

	September 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Geotechnical drilling vessels	$—	—	$111,552,600	97%
Offshore support vessel	—	—	3,700,000	3%
	$—	—	$115,252,600	100%

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

Impaired Leased Asset within Operating Lease Transactions

Upon termination of the bareboat and time charters with Gallatin and EMAS, respectively, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the three months ended June 30, 2017, we repossessed the AMC Ambassador. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value as of June 30, 2017 for the vessel that was below its then net book value. As a result, we recorded an impairment loss of $2,000,000 during the three months ended June 30, 2017. As part of our annual assessment of asset impairment, based on an updated third-party appraisal that we obtained for the AMC Ambassador, our Investment Manager determined that an impairment existed and as a result, recorded an additional impairment loss of $1,817,962 during the three months ended December 31, 2017. On June 27, 2018, we sold the AMC Ambassador to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle our non-recourse long-term debt obligations related to the vessel. As a result, we recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270. We did not recognize any income during the 2018 Quarter or the 2017 Quarter.

Revenue and other income for the 2018 Quarter and the 2017 Quarter is summarized as follows:

	Three Months Ended September 30,
	2018	2017	Change
Finance income	$214,543	$1,047,228	$(832,685)
Rental income	2,736,837	3,326,653	(589,816)
Income from investment in joint ventures and equity-method investees	2,369	107,434	(105,065)
Gain on derivative financial instruments, net	—	53,572	(53,572)
Other income	17,497	13,271	4,226
Total revenue and other income	$2,971,246	$4,548,158	$(1,576,912)

Total revenue and other income for the 2018 Quarter decreased $1,576,912, or 34.7%, as compared to the 2017 Quarter. The decrease was primarily due to decreases in (i) finance income primarily due to our note receivable related to LSC being impaired and no longer accruing income during the 2018 Quarter, (ii) rental income due to the sale of our interests in ICON Fugro in September 2018 and (iii) income from investment in joint ventures and equity-method investees due to the sale of certain of our investments during or subsequent to the 2017 Quarter.

Expenses for the 2018 Quarter and the 2017 Quarter are summarized as follows:

	Three Months Ended September 30,
	2018	2017	Change
Management fees	$—	$72,064	$(72,064)
Administrative expense reimbursements	180,508	332,576	(152,068)
General and administrative	313,854	322,851	(8,997)
Interest	1,300,056	1,348,016	(47,960)
Depreciation	1,201,467	1,620,607	(419,140)
Loss on derivative financial instruments, net	25,966	—	25,966
Loss on sale of subsidiary	2,193,117	—	2,193,117
Vessel operating	—	190,174	(190,174)
Credit loss, net	10,090,776	1,000,000	9,090,776
Impairment loss	—	231,000	(231,000)
Total expenses	$15,305,744	$5,117,288	$10,188,456

Total expenses for the 2018 Quarter increased $10,188,456, or 199.1%, as compared to the 2017 Quarter. The increase in total expenses was primarily due to (i) a higher credit loss recorded during the 2018 Quarter related to LSC as compared to the credit loss recorded during the 2017 Quarter related to TMA, which was offset by the reversal of the credit loss related to Ensaimada S.A. (“Ensaimada”) and (ii) the loss recognized from the sale of our interests in ICON Fugro during the 2018 Quarter, partially offset by (a) a decrease in depreciation due to the sale of our interests in ICON Fugro in September 2018, (b) no impairment loss recorded during the 2018 Quarter as opposed to an impairment loss recorded during the 2017 Quarter related to our investment in a joint venture, (c) no vessel operating expenses incurred during the 2018 Quarter due to the sale of the AMC Ambassador in June 2018 and (d) a decrease in administrative expense reimbursements due to reduced costs incurred on our behalf by our Investment Manager.

 Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests changed by $114,750, from a net loss of $63,633 in the 2017 Quarter to net income of $51,117 in the 2018 Quarter. This change was primarily due to the impairment loss recorded by our consolidated joint venture that owned the AMC Ambassador during the 2017 Quarter, partially offset by a decrease in income recorded by ICON Fugro due to its sale in September 2018.

Net Loss Attributable to Fund Fifteen

As a result of the foregoing factors, net loss attributable to us for the 2018 Quarter and the 2017 Quarter was $12,385,615 and $505,497, respectively. Net loss attributable to us per weighted average Interest outstanding for the 2018 Quarter and the 2017 Quarter was $62.12 and $2.54, respectively.

Results of Operations for the Nine Months Ended September 30, 2018 (the “2018 Period”) and 2017 (the “2017 Period”)

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

Financing Transactions

During the 2018 Period and the 2017 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Period	2017 Period
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	76%	65%
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	15%	9%
Ocean Product Tankers AS	Vessel - tanker	—	14%
		91%	88%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance leases are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

TMA was in technical default due to its failure to cause all four platform supply vessels to be under contract by March 31, 2015 and was in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the secured term loan credit facility agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. During the three months ended June 30, 2017, our Investment Manager believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Investment Manager met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Investment Manager determined to record credit losses commencing with the 2017 Quarter. As of December 31, 2017, our net investment in note receivable related to TMA was $1,950,000, net of a credit loss reserve of $1,550,490. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. On January 5, 2018, ICON, the Senior Lender and TMA entered into the Second Amendment. Under the Second Amendment, ICON funded a total of $8,000,000 in exchange for (i) all amounts payable under the Senior Loan would amortize at a faster rate, at which time ICON would become the senior lender and have a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels; and (ii) a 12.5% equity interest in two affiliates of TMA. Also as part of the Second Amendment, ICON agreed to reduce its aggregate notes and interest receivables to $20,000,000 in connection with the overall restructuring plan. As a result of the Second Amendment, on January 5, 2018, we funded our additional commitment of $1,000,000, which represented our share of the total additional commitment to TMA, and our note and interest receivables due from TMA were reduced to $2,500,000. On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $5,000. The fee was timely received but the quarterly interest and principal payments were not received from TMA until November 9, 2018. During the 2018 Period and the 2017 Period, we recognized finance income of $232,109 and $111,279, respectively, of which no amount was recognized on a cash basis.
LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the 2018 Quarter, LSC engaged a chief restructuring officer and we are currently working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights as a result of LSC’s various defaults under the loan agreement until no later than January 15, 2019 while we, LSC and each of its other stakeholders continue negotiating a restructuring plan. In light of these developments, our Investment Manager determined that there was doubt regarding the collectability of the note receivable. Our Investment Manager assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Investment Manager believed that we may potentially not be able to recover approximately $7,500,000 to $11,300,000 of the outstanding balance due from LSC as of September 30, 2018. During the 2018 Quarter, we recorded a credit loss of $10,090,776 based on this assessment, which our Investment Manager believed was the best estimate considering information that was then currently available. As we continue our discussions with LSC and its stakeholders regarding a restructuring plan, which may or may not come to fruition, going forward we will adjust the credit loss reserve accordingly based on new developments. During the 2018 Period and the 2017 Period, we recognized finance income of $2,011,380 and $2,547,450, respectively, of which no amount was recognized on a cash basis.
Operating Lease Transactions

During the 2018 Period and the 2017 Period, one customer generated all of our total rental income as follows:

		Percentage of Total Rental Income
Customer	Asset Type	2018 Period	2017 Period
Fugro, N.V.	Geotechnical drilling vessels	100%	100%

Impaired Lease Asset within Operating Lease Transactions

Upon termination of the bareboat and time charters with Gallatin and EMAS, respectively, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the 2017 Period, we repossessed the AMC Ambassador. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value as of June 30, 2017 for the vessel that was below its then net book value. As a result, we recorded an impairment loss of $2,000,000 during the 2017 Period. As part of our annual assessment of asset impairment, based on an updated third-party appraisal that we obtained for the AMC Ambassador, our Investment Manager determined that an impairment existed and as a result, recorded an additional impairment loss of $1,817,962 during the three months ended December 31, 2017. On June 27, 2018, we sold the AMC Ambassador to a third-party purchaser for $1,500,000. A portion of the sale proceeds was used to satisfy in full certain third-party claims against the vessel of $555,456, with the remaining portion used to settle our non-recourse long-term debt obligations related to the vessel. As a result, we recognized a loss on sale of vessel of $2,045,055 and recognized a gain on extinguishment of debt of $4,764,270. We did not recognize any income during the 2018 Period. During the 2017 Period, we recognized income of $156,975, which was recognized on a cash basis.

Revenue and other income for the 2018 Period and the 2017 Period is summarized as follows:

	Nine Months Ended September 30,
	2018	2017	Change
Finance income	$2,642,663	$3,931,166	$(1,288,503)
Rental income	9,945,831	9,996,789	(50,958)
Loss from investment in joint ventures and equity-method investees	(130,046)	(1,444,128)	1,314,082
Gain on extinguishment of debt	4,764,270	—	4,764,270
Gain on derivative financial instruments, net	974,692	—	974,692
Other income	37,858	69,155	(31,297)
Total revenue and other income	$18,235,268	$12,552,982	$5,682,286

Total revenue and other income for the 2018 Period increased $5,682,286, or 45.3%, as compared to the 2017 Period. The increase was primarily due to (i) the gain on extinguishment of debt related to the non-recourse long-term debt associated with the AMC Ambassador upon the sale of such vessel and the application of the sales proceeds during the 2018 Period, (ii) a decrease in loss from investment in joint ventures and equity-method investees primarily due to the allocation of our proportionate share of the impairment loss recorded by our joint venture related to Pacific Crest during the 2017 Period with no comparable allocation to us during the 2018 Period as our investment in this joint venture has been written down to zero and (iii) a gain on derivative financial instruments recorded during the 2018 Period related to the interest rate swaps associated with the debt used to finance the acquisition of the Fugro Vessels as opposed to a loss recognized in total expenses during the 2017 Period. The increase in total revenue and other income was partially offset by a decrease in finance income primarily due to our note receivable related to LSC being impaired and no longer accruing income during the 2018 Quarter and prepayments of certain secured term loans and a finance lease during the 2017 Period.

Expenses for the 2018 Period and the 2017 Period are summarized as follows:

	Nine Months Ended September 30,
	2018	2017	Change
Management fees	$—	$238,356	$(238,356)
Administrative expense reimbursements	617,296	1,047,741	(430,445)
General and administrative	1,161,723	1,240,273	(78,550)
Interest	4,371,292	4,030,102	341,190
Depreciation	4,595,674	4,870,888	(275,214)
Loss on derivative financial instruments, net	—	221,551	(221,551)
Loss on sale of vessel	2,045,055	—	2,045,055
Loss on sale of subsidiary	2,193,117	—	2,193,117
Vessel operating	145,714	203,041	(57,327)
Credit loss, net	10,090,776	1,000,000	9,090,776
Impairment loss	—	2,231,000	(2,231,000)
Total expenses	$25,220,647	$15,082,952	$10,137,695

Total expenses for the 2018 Period increased $10,137,695, or 67.2%, as compared to the 2017 Period. The increase in total expenses was due to (i) a higher credit loss recorded during the 2018 Period related to LSC as compared to the credit loss recorded during the 2017 Period related to TMA, which was offset by the reversal of the credit loss related to Ensaimada, (ii) the $2,193,117 loss recognized from the sale of our interests in ICON Fugro and the $2,045,055 loss recognized from the sale of the AMC Ambassador, both during the 2018 Period and (iii) an increase in interest expense as a result of a threshold being met pursuant to our facility agreement with ABN AMRO, Rabobank and NIBC during the 2018 Period. The increase in total expenses was partially offset by (a) no impairment loss recorded during the 2018 Period as compared to the impairment losses recorded during the 2017 Period related to the AMC Ambassador and our investment in a joint venture, (b) a decrease in administrative expense reimbursements due to reduced costs incurred on our behalf by our Investment Manager, (c) a decrease in depreciation due to the sale of our interests in ICON Fugro in September 2018 and (d) no management fees incurred during the 2018 Period due to our Investment Manager waiving all future management fees effective December 1, 2017.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests changed by $2,200,565, from a net loss of $903,817 in the 2017 Period to net income of $1,296,748 in the 2018 Period. This change was primarily due to (i) net income recognized by our consolidated joint venture that owned the AMC Ambassador primarily as a result of the gain on extinguishment of debt recorded by the joint venture during the 2018 Period as compared to an impairment loss recorded by the joint venture during the 2017 Period and (ii) an increase in net income generated by ICON Fugro due to favorable movements on its interest rate swaps during the 2018 Period.

Net Loss Attributable to Fund Fifteen

As a result of the foregoing factors, net loss attributable to us for the 2018 Period and the 2017 Period was $8,358,669 and $2,133,367, respectively. Net loss attributable to us per weighted average Interest outstanding for the 2018 Period and the 2017 Period was $41.92 and $10.70, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2018 compared to December 31, 2017.

Total Assets

Total assets decreased $120,539,287, from $170,639,097 at December 31, 2017 to $50,099,810 at September 30, 2018. The decrease in total assets was primarily due to (i) a decrease in leased equipment at cost and derivative financial instruments due to the sale of our interests in ICON Fugro, (ii) the use of existing cash and cash generated by and returned from our investments to (a) pay distributions to our partners and (b) repay certain of our non-recourse long-term debt and related interest, (iii) the depreciation of our leased equipment at cost and vessel and (iv) the credit loss recorded on our note receivable related to LSC during the 2018 Period.

Total Liabilities

Total liabilities decreased $102,569,006, from $102,999,059 at December 31, 2017 to $430,053 at September 30, 2018. The decrease was primarily due to the (i) assumption of our debt obligations and seller's credits by an unaffiliated third-party who purchased all of the interests of ICON Fugro, (ii) extinguishment and repayment of certain of our debt obligations, (iii) conversion of the note payable and accrued interest due to Fund Fourteen related to the AMC Ambassador to investment by noncontrolling interests and (iv) timing of the payment of certain of our liabilities during the 2018 Period.

Equity

Equity decreased $17,970,281, from $67,640,038 at December 31, 2017 to $49,669,757 at September 30, 2018. The decrease was due to (i) the deconsolidation of ICON Fugro upon the sale of our interests in such joint venture during the 2018 Period, (ii) distributions paid to our partners during the 2018 Period and (iii) our net loss during the 2018 Period. The decrease was partially offset by the conversion of the note payable and accrued interest due to Fund Fourteen related to the AMC Ambassador to investment by noncontrolling interests during the 2018 Period.

Liquidity and Capital Resources

Summary

At September 30, 2018 and December 31, 2017, we had cash of $28,292,729 and $17,797,894, respectively.  Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Interests. As of September 30, 2018, the cash reserve was $983,445. During our liquidation period, which commenced on June 1, 2017, we expect our main sources of cash will be from the collection of rental income from our operating leases, income and principal on our notes receivable and proceeds from the sale of assets held directly by us or indirectly by our joint ventures. We expect our main use of cash will be for distributions to our partners and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our partners and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities
Cash provided by operating activities increased $1,968,959, from $6,109,262 in the 2017 Period to $8,078,221 in the 2018 Period. The increase was primarily due to the timing of payments of certain liabilities and the collection of certain receivables from period-to-period.

Investing Activities
Cash provided by investing activities decreased $3,076,669, from $12,431,251 in the 2017 Period to $9,354,582 in the 2018 Period. The decrease was primarily due to (i) a reduction in principal received on our notes receivable primarily due to the prepayment of two notes receivable during the 2017 Period with no comparable prepayment during the 2018 Period, (ii) sale proceeds received from the sale of assets previously leased to Challenge Mfg. Company, LLC and certain of its affiliates during the 2017 Period with no such sales during the 2018 Period and (iii) the additional $1,000,000 that we funded as part of the TMA restructuring during the 2018 Period. The decrease was partially offset by proceeds received from the sale of our interests in ICON Fugro and an increase in distributions received from joint ventures in excess of profits due to the sale of the EPIC Vessels by one of our joint ventures, both during the 2018 Period.

Financing Activities
Cash used in financing activities decreased $30,515,111, from $41,608,009 in the 2017 Period to $11,092,898 in the 2018 Period. The decrease was primarily due to a decrease in distributions to our partners during the 2018 Period and a decrease in the repayment of our non-recourse long-term debt.

Financings and Borrowings

Non-Recourse Long-Term Debt
We had no non-recourse long-term debt obligations at September 30, 2018. Our non-recourse long-term debt obligations at December 31, 2017 were $79,969,199 and were related to the Fugro Vessels and the AMC Ambassador. All of our non-recourse long-term debt obligations consisted of notes payable in which the lender had a security interest in the underlying assets. If the lessee defaulted on the underlying lease, which resulted in our default on the non-recourse long-term debt, the assets could have been foreclosed upon and the proceeds would have been remitted to the lender in extinguishment of that debt. As of December 31, 2017, the total carrying value of assets subject to non-recourse long-term debt was $115,252,600.

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

On September 7, 2018, as part of the sale of 100% of the limited liability company interests of ICON Fugro, the unaffiliated third-party purchaser assumed all outstanding senior debt obligations of $72,041,666 to ABN AMRO, Rabobank and NIBC associated with the Fugro Vessels.

Distributions
We, at our General Partner’s discretion, paid monthly distributions to each of our limited partners beginning with the first month after each such limited partner’s admission and continued to pay such distributions until the termination of our operating period, which was on May 31, 2017. We paid distributions of $70,281, $6,957,761 and $0 to our General Partner, limited partners and noncontrolling interests, respectively, during the 2018 Period. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments.

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
Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2018, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Interests during the three months ended September 30, 2018.

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

November 13, 2018

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)