Form 10-K
period 2018-12-31
ICON ECI FUND FIFTEEN, L.P.
filed 2019-03-26
CIK 1502519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018
or
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-54604

ICON ECI Fund Fifteen Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	83-6606884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. *

Yes ☐ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. *

Yes ☐ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). *

Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable. There is no established market for the beneficial interests of the registrant.
Number of outstanding beneficial interests of the registrant on March 20, 2019 is 197,385.
DOCUMENTS INCORPORATED BY REFERENCE
None.

*ICON ECI Fund Fifteen Liquidating Trust is the transferee of the assets and liabilities of ICON ECI Fund Fifteen, L.P. and files reports under the Commission file number for ICON ECI Fund Fifteen, L.P., which filed a Form 15 on January 4, 2019 indicating its notice of termination of registration and filing requirements.

ICON ECI Fund Fifteen Liquidating Trust

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

Number of
Beneficial Owners as of
Title of Class	March 20, 2019
Managing Trustee (as a beneficial owner)	1
Additional beneficial owners	4,702

We, at our Managing Trustee’s discretion, paid monthly distributions to each of our beneficial owners beginning the first month after each such beneficial owner was admitted to the Partnership through the end of our operating period, which was on May 31, 2017. During our liquidation period, we have paid and will continue to pay distributions in accordance with the terms of our Liquidating Trust Agreement. We expect that distributions paid during our liquidation period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of rental, finance and other income from our investments. We paid distributions to our additional beneficial owners totaling $24,957,763 and $42,085,080 for the years ended December 31, 2018 and 2017, respectively. Additionally, we paid distributions to our Managing Trustee of $252,099 and $425,100 for the years ended December 31, 2018 and 2017, respectively.

Our Beneficial Interests are not publicly traded and there is no established public trading market for our Beneficial Interests. Given that it is unlikely that any such market will develop, our Beneficial Interests are generally considered illiquid. Even if an additional beneficial owner is able to sell our Beneficial Interests, the price received may be less than our estimated value (“Estimated Value”) per Beneficial Interest indicated below.

Our Estimated Value per Beneficial Interest as of December 31, 2018 (the “Valuation Date”) has been determined to be $129.24 per Beneficial Interest. The Estimated Value per Beneficial Interest is based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Beneficial Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.* The information used to generate the Estimated Value per Beneficial Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Beneficial Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The Estimated Value per Beneficial Interest was calculated by our Managing Trustee primarily based on the fair values provided by Duff & Phelps, LLC (“Duff & Phelps”) and an additional valuation firm (together, the “Valuation Firms”), both third-party independent valuation and consulting firms engaged and/or approved by our Managing Trustee to provide material assistance related to the valuation of certain of our assets, as further described below. Our Managing Trustee engaged Duff & Phelps to provide valuations for multiple investments included in our portfolio. The additional valuation firm was approved by our Managing Trustee to provide a valuation for certain equipment securing an investment in our portfolio due to its familiarity with such assets. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuations. The additional valuation firm is a reputable valuation firm in the machinery and equipment industry.

* An investment or a debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2018, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2018.

Process and Methodology

 Our Managing Trustee established the Estimated Value per Beneficial Interest as of the Valuation Date primarily based on the fair values of our assets provided by the Valuation Firms. In arriving at their fair values, the Valuation Firms utilized valuation methodologies that both our Managing Trustee and the Valuation Firms believe are standard and acceptable in the equipment financing industry for the types of assets held by us. The valuations were performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The basis of the fair values provided by the Valuation Firms are in accordance with the definition of fair value in Accounting Standards Codification 820. For an asset owned by our joint venture that was classified as held for sale and subsequently sold after the Valuation Date but before the filing of this report, the fair value was estimated by our Managing Trustee to approximate the net sale proceeds. To the extent an investment had non-recourse debt obligations that exceeded the fair value of the related asset, the net asset value of such investment was deemed to be zero.

A summary of the methodology used by the Valuation Firms, as well as the assumptions and limitations of their work for us and of our determination of Estimated Value, are presented below.

Discounted Cash Flow

The discounted cash flow (“DCF”) method was used to estimate value using the concept of the time value of money. All projected future cash flows accruing to an asset were estimated and discounted to give their present values. The sum of all projected future cash flows, both incoming and outgoing, comprises the net present value, which was recognized as the value or price of the cash flows.

Sales Comparison Method

The sales comparison method compares similar assets recently sold in the market and adjusts the value for differences in the subject asset and the comparable assets as well as for current market conditions.

Cost Method

The cost method estimates the current cost to reproduce or replace the asset and adjusts the value for depreciation in the subject asset as well as for current market conditions.

Valuation of Notes Receivable

The estimated fair value of our notes receivable at the Valuation Date was derived by using (i) the DCF method and (ii) a weighted average of a recoverable amount based on a purchase offer received and estimated fair values derived from a combination of the sales comparison method and the cost method. Under the DCF method, discount rate reflects the risks associated with the borrower and the time value of money and was applied to the projected cash flows associated with the note receivable. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the note receivable. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain the borrower’s risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 12.5% to 16.4%.

Valuation of Investment in Cost-Method Investees

The estimated fair value of our investment in cost-method investees held by our joint ventures was based on a combination of the DCF method and the sales comparison method. Under the DCF method, the discount rate reflects the risks associated with the investee and the time value of money, and was applied to the projected cash flows associated with the operations of the investee. The sum of all projected future cash flows included, but were not limited to, net operating cash flows of the investee discounted to give their present values. The estimated fair value of our investment held by our joint venture in the other cost-method investee was based on the current fair value of the net assets of the investee from certain methodologies, which included the sales comparison method.

Valuation of Debt Obligations

The estimated fair value at the Valuation Date of our debt obligations that were subsequently settled after the Valuation Date was estimated by our Managing Trustee to approximate the amount paid to settle such debt obligations.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair values of Other Net Assets as of the Valuation Date were estimated by our Managing Trustee to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets is our share of prepaid assets, which our Managing Trustee estimated as having a minimal fair value as of the Valuation Date.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our Estimated Value per Beneficial Interest are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different estimates and assumptions could derive different estimated values. Our Estimated Value per Beneficial Interest may also not represent the price that our Beneficial Interests would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount an additional beneficial owner would realize in a private sale of our Beneficial Interests.

The Estimated Value per Beneficial Interest calculated by our Managing Trustee is based on economic, market and other conditions and the information available to us and the Valuation Firms as of the Valuation Date. The Estimated Value per Beneficial Interest is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, and the amount of distributions paid on our Beneficial Interests. The Estimated Value per Beneficial Interest may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the Estimated Value per Beneficial Interest would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Managing Trustee is ultimately and solely responsible for the establishment of our Estimated Value per Beneficial Interest. In arriving at its determination of the Estimated Value per Beneficial Interest, our Managing Trustee considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair values recommended by the Valuation Firms.

We currently expect that our next Estimated Value per Beneficial Interest will be based upon our assets and liabilities as of December 31, 2019 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2019. We intend to publish an updated Estimated Value per Beneficial Interest annually in our subsequent Annual Reports on Form 10-K.

Report of Independent Registered Public Accounting Firm

To The Beneficial Owners of ICON ECI Fund Fifteen Liquidating Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ICON ECI Fund Fifteen Liquidating Trust and subsidiaries (the “Liquidating Trust”) as of December 31, 2017, the related consolidated statements of operations, changes in equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Liquidating Trust as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Liquidating Trust's management. Our responsibility is to express an opinion on the Liquidating Trust's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Liquidating Trust in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Liquidating Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Liquidating Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US LLP

We have served as the Liquidating Trust's auditor since 2017.

New York, New York
March 30, 2018

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	December 31,
	2018	2017
	(unaudited)
Assets
Cash	$10,405,659	$17,797,894
Restricted cash	—	4,154,930
Net investment in notes receivable	15,359,375	29,770,771
Leased equipment at cost (less accumulated depreciation of $13,020,541)	—	111,552,600
Vessel (less accumulated depreciation of $482,038)	—	3,700,000
Investment in joint ventures	412,649	1,406,037
Derivative financial instruments	—	1,808,206
Other assets	229,567	448,659
Total assets	$26,407,250	$170,639,097
Liabilities and Equity
Liabilities:
Non-recourse long-term debt	$—	$79,969,199
Due to Managing Trustee and affiliates, net	283,360	3,385,928
Seller's credits	—	14,860,226
Accrued expenses and other liabilities	404,054	4,783,706
Total liabilities	687,414	102,999,059

Commitments and contingencies (Note 16)

Equity:
Beneficial owners' equity:
Additional beneficial owners	27,212,142	66,155,358
Managing Trustee	(1,492,306)	(1,098,940)
Total beneficial owners' equity	25,719,836	65,056,418
Noncontrolling interests	—	2,583,620
Total equity	25,719,836	67,640,038
Total liabilities and equity	$26,407,250	$170,639,097

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017
	(unaudited)
Revenue and other income:
Finance income	$2,863,864	$4,989,164
Rental income	9,945,831	13,994,174
Loss from investment in joint ventures	(59,334)	(1,404,748)
Gain on extinguishment of debt	4,764,270	—
Gain on derivative financial instruments, net	974,692	244,057
Other income	43,418	78,049
Total revenue and other income	18,532,741	17,900,696

Expenses:
Management fees	—	269,650
Administrative expense reimbursements	863,567	1,423,008
General and administrative	1,532,189	1,542,208
Interest	4,371,292	5,897,911
Depreciation	4,595,674	6,972,119
Loss on sale of vessel	2,045,055	—
Loss on sale of subsidiary	2,193,117	—
Impairment loss	—	4,048,962
Credit loss, net	15,490,776	1,865,158
Vessel operating	212,155	935,634
Total expenses	31,303,825	22,954,650
Loss before income taxes	(12,771,084)	(5,053,954)
Income tax expense	58,888	574,778
Net loss	(12,829,972)	(5,628,732)
Less: net income (loss) attributable to noncontrolling interests	1,296,748	(1,987,511)
Net loss attributable to Fund Fifteen Liquidating Trust	$(14,126,720)	$(3,641,221)

Net loss attributable to Fund Fifteen Liquidating Trust allocable to:
Additional beneficial owners	$(13,985,453)	$(3,604,809)
Managing Trustee	(141,267)	(36,412)
	$(14,126,720)	$(3,641,221)

Weighted average number of additional beneficial interests outstanding	197,385	197,385

Net loss attributable to Fund Fifteen Liquidating Trust per weighted average additional beneficial interest outstanding	$(70.85)	$(18.26)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Beneficial Owners’ Equity
	Additional Beneficial Interests	Additional Beneficial Owners	Managing Trustee	Total Beneficial Owners’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	197,385	$111,845,247	$(637,428)	$111,207,819	$4,767,174	$115,974,993
Net loss	—	(3,604,809)	(36,412)	(3,641,221)	(1,987,511)	(5,628,732)
Distributions	—	(42,085,080)	(425,100)	(42,510,180)	(196,043)	(42,706,223)
Balance, December 31, 2017	197,385	66,155,358	(1,098,940)	65,056,418	2,583,620	67,640,038
Net (loss) income (unaudited)	—	(13,985,453)	(141,267)	(14,126,720)	1,296,748	(12,829,972)
Distributions (unaudited)	—	(24,957,763)	(252,099)	(25,209,862)	(50)	(25,209,912)
Conversion of loan to equity (unaudited)	—	—	—	—	3,551,674	3,551,674
Deconsolidation of subsidiary (unaudited)	—	—	—	—	(7,431,992)	(7,431,992)
Balance, December 31, 2018 (unaudited)	197,385	$27,212,142	$(1,492,306)	$25,719,836	$—	$25,719,836

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(12,829,972)	$(5,628,732)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(241,601)	(455,905)
Credit loss, net	15,490,776	1,865,158
Loss on sale of vessel	2,045,055	—
Loss on sale of subsidiary	2,193,117	—
Gain on extinguishment of debt	(4,764,270)	—
Loss from investment in joint ventures	59,334	1,404,748
Depreciation	4,595,674	6,972,119
Impairment loss	—	4,048,962
Interest expense from amortization of debt financing costs	345,329	510,571
Interest expense from amortization of seller's credit	429,721	608,534
Other financial gain	(660,438)	(225,206)
Paid-in-kind interest	70,374	402,972
Changes in operating assets and liabilities:
Other assets	(700,524)	141,693
Deferred revenue	137,115	385,453
Due from Managing Trustee and affiliates, net	247,065	(225,910)
Distributions from joint ventures	—	150,962
Accrued expenses and other liabilities	1,661,982	(4,853)
Net cash provided by operating activities	8,078,737	9,950,566
Cash flows from investing activities:
Proceeds from sale of leased equipment	—	2,393,388
Investment in joint ventures	(450,000)	(16,745)
Principal received on finance leases	—	77,812
Investment in notes receivable	(550,000)	—
Distributions received from joint ventures in excess of profits	1,384,054	1,183,615
Proceeds from sale of subsidiaries	8,501,308	—
Principal received on notes receivable	763,504	9,865,145
Net cash provided by investing activities	9,648,866	13,503,215
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(3,791,668)	(8,520,832)
Repayment of seller's credits	(40,000)	(80,000)
Payment of debt financing costs	(233,188)	(83,418)
Distributions to noncontrolling interests	(50)	(196,043)
Distributions to beneficial owners	(25,209,862)	(42,510,180)
Net cash used in financing activities	(29,274,768)	(51,390,473)
Net decrease in cash and restricted cash	(11,547,165)	(27,936,692)
Cash and restricted cash, beginning of year	21,952,824	49,889,516
Cash and restricted cash, end of year (a)	$10,405,659	$21,952,824

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,298,297	$3,603,480
Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable and accrued interest due to noncontrolling interests to investment by noncontrolling interests	$3,551,674	$—
Proceeds from the sale of vessel paid directly to lender to settle non-recourse long-term debt and interest	$944,544	$—
Proceeds from the sale of vessel paid directly to third-parties to settle claims	$555,456	$—
Deconsolidation of subsidiary - noncontrolling interests	$7,431,992	$—

(a) The following table presents a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:
Cash	$10,405,659	$17,797,894
Restricted cash	—	4,154,930
Total cash and restricted cash	$10,405,659	$21,952,824

See accompanying notes to consolidated financial statements.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

(1)   Organization

ICON ECI Fund Fifteen Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, was transferred all of the assets and liabilities of ICON ECI Fund Fifteen, L.P. (the “Partnership”), a Delaware limited partnership, as of December 31, 2018. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to (i) the Partnership and its consolidated subsidiaries for all periods prior to the transfer of the assets and liabilities of the Partnership to the Liquidating Trust and (ii) the Liquidating Trust and its consolidated subsidiaries as of December 31, 2018 and thereafter. The terms “Partnership” and “Liquidating Trust” are interchangeable, as the context so requires, when used in the consolidated financial statements.

Prior to the transfer of the assets and liabilities of the Partnership to the Liquidating Trust, the general partner of the Partnership was ICON GP 15, LLC, a Delaware limited liability company (the “General Partner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”). Our General Partner managed and controlled the Partnership’s business affairs, including, but not limited to, the Partnership’s investments in business-essential equipment and corporate infrastructure (collectively, “Capital Assets”). The General Partner engaged ICON Capital as the Partnership’s investment manager (the “Investment Manager”) to, among other things, facilitate the acquisition and servicing of the Partnership’s investments.

The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed the Partnership’s Investment Manager as the managing trustee of the Liquidating Trust (the “Managing Trustee”). The terms “Investment Manager” and “Managing Trustee” are interchangeable, as the context so requires, when used in the consolidated financial statements. Prior to the transfer of the assets and liabilities of the Partnership to the Liquidating Trust, the Partnership's assets included an investment in ICON Radiance, LLC, a secured term loan to CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”), a secured term loan to Lubricating Specialties Company (“LSC”), a secured term loan to four affiliates of Técnicas Maritimas Avanzadas, S.A. de C.V. (collectively, “TMA”) and an equity investment in two affiliates of TMA. These investments, as well as all other assets and liabilities of the Partnership, were transferred to the Liquidating Trust from the Partnership on December 31, 2018 in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust.  On December 31, 2018, all Interests (as defined below) were exchanged for an equal number of beneficial interests (the “Beneficial Interests”) in the Liquidating Trust.

We operated as a direct financing fund that primarily made investments in domestic and international companies, which investments were primarily structured as debt and debt-like financings (such as loans and leases) that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our Managing Trustee believed would provide us with a satisfactory, risk-adjusted rate of return.

Our Managing Trustee manages and controls our business affairs, including, but not limited to, our investment in joint venture and other financing transactions. Additionally, our Managing Trustee has a 1% interest in our profits, losses, distributions and liquidation proceeds.

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

As of July 28, 2011 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of Interests, the minimum offering amount, at which time we commenced operations. From June 6, 2011 through June 6, 2013, we sold 197,597 Interests, of which 5,961 Interests were issued at a discounted price pursuant to our DRIP Plan, to 4,644 limited partners, representing $196,688,918 of capital contributions. During the period from the Initial Closing Date through June 6, 2013, we paid the following commissions and fees in connection with our offering of Interests: (i) sales commissions to third parties in the amount of $13,103,139 and (ii) dealer-manager fees in the amount of $5,749,021 to CION Securities, LLC (“CION Securities”), an affiliate of our Managing Trustee and the dealer-manager of our offering. In addition, during

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

such period, our General Partner and its affiliates, on our behalf, incurred organizational and offering expenses in the amount of $2,730,919, which were recorded as a reduction of partners’ equity.

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

On May 30, 2017, our Managing Trustee retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Managing Trustee and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets included within our investment portfolio. As a result of such identification and evaluation, on September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro (as defined and discussed in further detail in Note 4). During the first quarter of 2019, our Managing Trustee and ABN AMRO Securities recommenced seeking a sale of our secured term loans to CFL and TMA. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

Beneficial owners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, distributions and liquidation proceeds are allocated 99% to the additional beneficial owners and 1% to our Managing Trustee until each additional beneficial owner has (a) received distributions and liquidation proceeds sufficient to reduce its adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return, compounded daily, on its outstanding adjusted capital account. After such time, distributions will be allocated 90% to the additional beneficial owners and 10% to our Managing Trustee.

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pertaining to transactions amongst entities under common control, the financial condition and results of operations of the Partnership are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

(2)    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. In the opinion of our Managing Trustee, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

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

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

We report noncontrolling interests as a separate component of consolidated equity and net income (loss) attributable to noncontrolling interests is included in consolidated net loss. The attribution of net income (loss) between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations.

Net loss attributable to us per weighted average additional Beneficial Interest outstanding is based upon the weighted average number of additional Beneficial Interests outstanding during the year.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Restricted Cash

Cash that is restricted from use in operations is generally classified as restricted cash.

Debt Financing Costs

Debt financing costs associated with a recognized debt liability were netted against the carrying amount of the related debt liability and debt financing costs associated with a line of credit arrangement were capitalized and included as other assets. Such costs were amortized to interest expense over the term of the debt instrument using the effective interest rate method.

Leased Equipment at Cost
Investments in leased equipment were stated at cost less accumulated depreciation. Leased equipment was depreciated on a straight-line basis over the lease term, which was 12 years, to the asset’s residual value.

Our Managing Trustee has an investment committee that approved each new equipment lease and other financing transaction. As part of its process, the investment committee determined the estimated residual value, if any, to be used once the investment has been approved. The factors considered in determining the estimated residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values were reviewed for impairment in accordance with our impairment review policy.

The residual value assumed, among other things, that the asset was utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace were disregarded and it was assumed that there was no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. The residual value was calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Depreciation
We recorded depreciation expense on equipment or vessel when the asset was idle or when the lease was classified as an operating lease. In order to calculate depreciation, we first determined the depreciable base, which was the equipment cost less the estimated residual value at lease termination. Depreciation expense was recorded on a straight-line basis over the lease term or over the useful life of the asset, as applicable.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally, in the latter situation, the residual position relates to equipment subject to third-party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition

Each equipment lease we entered into was classified as either a finance lease or an operating lease, based upon the terms of each lease. The estimated residual value was a critical component of and directly influenced the determination as to whether a lease was classified as a finance lease or an operating lease.

For finance leases, we capitalized, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income. Unearned income represented the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income was recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income was recognized on a straight-line basis over the lease term. Billed operating lease receivables were included in accounts receivable until collected or written off. We recorded a reserve if we deemed any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis was recognized as either deferred revenue or other assets, as appropriate. Initial direct costs were capitalized as a component of the cost of the equipment and depreciated over the lease term.

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

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve
Our Managing Trustee monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Managing Trustee may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Managing Trustee does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Managing Trustee then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

Financing receivables are generally placed on a non-accrual status when payments are more than 90 days past due. Additionally, our Managing Trustee periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Managing Trustee’s judgment, these accounts may be placed on a non-accrual status.

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

When our Managing Trustee deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Initial Direct Costs

We capitalized initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Managing Trustee of up to 2.5% of the purchase price of the investment made in Capital Assets by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Assets over the amount of the investment, if any. The costs of each transaction were amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that were not consummated were expensed in our consolidated statements of operations.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Derivative Financial Instruments

We entered into derivative financial instruments for purposes of hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on our non-recourse long-term debt. We entered into these instruments only for hedging underlying exposures. We did not hold or issue derivative financial instruments for purposes other than hedging. Certain derivatives did not meet the established criteria to be designated as qualifying accounting hedges, even though we believed that these were effective economic hedges. We recognized all derivative financial instruments as either assets or liabilities on the consolidated balance sheets and measured those instruments at fair value. Changes in the fair value of such instruments were recognized immediately in earnings unless certain criteria were met. These criteria demonstrated that the derivative was expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and included an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria were met, which we documented and assessed at inception and on an ongoing basis, we recognized the changes in fair value of such instruments in accumulated other comprehensive income (loss), a component of equity on the consolidated balance sheets. Changes in the fair value of the ineffective portion of all derivatives were recognized immediately in earnings.

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

For an investment that is accounted for under the cost method that does not have readily determinable fair values, we measure this investment at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, our Managing Trustee reassesses the appropriateness of this methodology for this investment and performs a qualitative assessment by considering any impairment indicators. If the qualitative assessment indicates that the investment is impaired and its fair value is less than its net carrying value, we will write down the investment to such fair value.

Income Taxes

Prior to the transfer of all the assets and liabilities of the Partnership to the Liquidating Trust, we were taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes was recorded since the liability for such taxes was the responsibility of each of the individual partners rather than our business as a whole. Upon the transfer of all assets and liabilities of the Partnership to the Liquidating Trust, we continue to be taxed as a partnership for federal and state income tax purposes and the Partnership's tax position and net operating loss carryforwards continue to be effective for the Liquidating Trust. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. Our consolidated foreign subsidiary was taxed as a corporation in its local tax jurisdiction. We use the asset and liability method of accounting for the UBT and foreign taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest, if any, associated with income taxes are included in general and administrative expense on our consolidated statements of operations.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves and impairment losses. Actual results could differ from those estimates.

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

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we commenced presenting restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our consolidated statements of cash flows. We adopted ASU 2016-18 using the retrospective method. As a result, the effects of adopting ASU 2016-18 on our consolidated statements of cash flows for the year ended December 31, 2017 were as follows:

	Year Ended December 31, 2017
	As Reported	Adoption of ASU 2016-18	As Adjusted
Net cash provided by operating activities	$9,289,846	$660,720	$9,950,566
Net cash provided by (used in) investing activities	13,522,945	(19,730)	13,503,215

Cash and restricted cash, beginning of year	46,375,576	3,513,940	49,889,516
Net (decrease) increase in cash and restricted cash	(28,577,682)	640,990	(27,936,692)
Cash and restricted cash, end of year	$17,797,894	$4,154,930	$21,952,824

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

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

of outputs and aligns such definition with how outputs are described within the revenue guidance. We adopted ASU 2017-01 on January 1, 2018, which did not have an effect on our consolidated financial statements.

Other Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. In July 2018, FASB issued ASU No. 2018-11, Leases (“ASU 2018-11”), which provides an additional transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors a practical expedient to not separate non-lease components from the associated lease component under certain circumstances. In December 2018, FASB issued ASU No. 2018-20, Leases (“ASU 2018-20”), which provides guidance and clarification with respect to lessor accounting associated with (i) certain taxes collected from lessees, (ii) certain lessor costs, and (iii) the recognition of variable payments for contracts with lease and non-lease components. The adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 becomes effective for us on January 1, 2019. As we no longer have any lease arrangements and since we are in our liquidation period and not expecting to enter into any new leases in the future, the adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 will not have an effect on our consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements. The adoption of ASU 2016-13 is not expected to have a material effect on our consolidated financial statements.

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

(3)    Net Investment in Notes Receivable
As of December 31, 2018, we had investment in notes receivable on non-accrual status of $23,765,625, of which $14,571,160 was reserved. See below for further details regarding our note receivable related to LSC. As of December 31, 2018, we had net investment in notes receivable of $4,822,153, of which $170,689 was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to CFL. As of December 31, 2017, we had investment in notes receivable on non-accrual status of $3,500,490, of which $1,550,490 was reserved, and no net investment in notes receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to TMA.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Net investment in notes receivable consisted of the following:

	December 31,
	2018	2017
	(unaudited)
Principal outstanding (1)	$31,070,347	$32,702,674
Deferred fees	(1,139,812)	(1,381,413)
Credit loss reserve (2)	(14,571,160)	(1,550,490)
Net investment in notes receivable (3)	$15,359,375	$29,770,771

(1) As of December 31, 2018 and 2017, total principal outstanding related to our impaired loan was $26,202,847 and $3,500,490, respectively.
(2) As of December 31, 2018, we had a credit loss reserve of $15,490,776 related to LSC, of which $919,616 was reserved against the accrued interest receivable included in other assets and $14,571,160 was reserved against net investment in notes receivable. As of December 31, 2017, we had a credit loss reserve of $2,615,158 related to TMA, of which $1,064,668 was reserved against the accrued interest receivable included in other assets and $1,550,490 was reserved against net investment in notes receivable.
(3) As of December 31, 2018 and 2017, net investment in notes receivable related to our impaired loan was $10,537,222 and $1,950,000, respectively.

Ensaimada

On November 22, 2011, we made a secured term loan to Ensaimada S.A. (“Ensaimada”) in the amount of $5,298,947. The loan bore interest at 17% per year. The loan matured in November 2016 and was past due. The loan was secured by a second priority security interest in a dry bulk carrier, its earnings and the equity interests of Ensaimada. All of Ensaimada’s obligations under the loan agreement were guaranteed by both N&P Shipping Co. (“N&P”), the parent company of Ensaimada, and by one of N&P’s shareholders. As a result of (i) a depressed market for dry bulk carriers that led to Ensaimada’s failure to make quarterly interest payments under the loan, (ii) the termination of discussions regarding a refinancing transaction that would have enabled Ensaimada to prepay the loan, (iii) a lack of additional discussions with Ensaimada regarding a potential restructuring of the loan and (iv) the fact that the then current fair market value of the collateral was less than Ensaimada’s senior debt obligations, which had priority over our loan, our Managing Trustee determined that the loan was impaired and an aggregate credit loss of $5,397,913 was recorded during the year ended December 31, 2015 to fully reserve the outstanding balance of the loan. In October 2017, we entered into an agreement to settle all outstanding obligations owed to us by the guarantors and Ensaimada under the loan. As a result, we reversed a portion of the credit loss reserve and wrote off the remaining credit loss reserve and corresponding balance related to the loan during the year ended December 31, 2017. For the year ended December 31, 2017, we did not recognize any finance income.

Ocean Product

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

LSC

On April 5, 2013, we made a secured term loan in the amount of $13,500,000 to LSC as part of an $18,000,000 facility. The loan bore interest at 13.5% per year and was scheduled to mature on August 1, 2018.  The loan was secured by, among other things, a second priority security interest in LSC’s liquid storage tanks, blending lines, packaging equipment, accounts receivable and inventory. On December 30, 2016, we, ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust (formerly, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.) (“Fund Fourteen”) and ICON ECI Fund Sixteen Liquidating Trust (formerly, ICON ECI Fund Sixteen) (“Fund Sixteen”), each an entity also managed by our Managing Trustee, entered into a new secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $24,375,000 was funded on such date. The new loan bears interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 11% per year, and is for a period of

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

four years maturing on December 30, 2020. The new loan is secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets. On December 30, 2016, LSC used a portion of the proceeds from the new loan to satisfy its obligations in connection with the prior loan by making a prepayment of $10,306,130, comprised of all outstanding principal, accrued interest and a prepayment fee of $202,081. The prepayment fee was recognized as additional finance income. On December 8, 2017, we, Fund Fourteen and Fund Sixteen amended the secured term loan agreement with LSC to, among other things, add, revise and/or waive LSC's breach of certain financial covenants during the three months ended December 31, 2017 and to amend certain other terms. In connection with the amendment, we received our proportionate share of an amendment fee of $60,328.

LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the three months ended September 30, 2018, LSC engaged a chief restructuring officer and we were working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights under the loan agreement as a result of LSC’s various defaults until no later than January 15, 2019 while we, LSC and each of its other stakeholders continued negotiating a restructuring plan. In light of these developments, our Managing Trustee placed the note receivable on non-accrual status and determined that there was doubt regarding the collectability of the note receivable. Our Managing Trustee assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Managing Trustee believed that we may potentially not be able to recover approximately $7,500,000 to $11,300,000 of the outstanding balance due from LSC as of September 30, 2018. During the three months ended September 30, 2018, we recorded a credit loss of $10,090,776 based on this assessment, which our Managing Trustee believed was the best estimate considering information that was then currently available.

In 2019, we, LSC and each of its other lenders amended the forbearance agreements on multiple occasions, with the most recent extending the forbearance period to June 4, 2019, while LSC and its advisers negotiate with a strategic buyer for a potential sale of all or substantially all of LSC’s assets or outstanding equity and to allow time for such potential buyer to perform its due diligence investigation of LSC. On February 15, 2019, we, Fund Fourteen and Fund Sixteen provided a “first-out” senior secured bridge loan in the aggregate amount of $500,000 to LSC, of which our commitment was $375,000, that (i) matures on the termination of the forbearance period without extension by all parties; and (ii) is secured by a first priority security interest in all of LSC’s assets. On the same date, LSC’s senior lender also provided a “first-out” senior secured bridge loan in the aggregate amount of $1,000,000 on the same terms and conditions as our bridge loan to LSC. In February 2019, LSC and the potential buyer signed a letter of intent for the purchase of all or substantially all of LSC’s assets or outstanding equity, subject to certain customary closing conditions, including satisfactory completion of the potential buyer’s due diligence investigation. On March 7, 2019, the potential buyer of LSC provided a “first-out” senior secured bridge loan in the amount of $3,000,000 to LSC that (a) matures on September 7, 2019, (b) shares priority in repayment with our and the senior lender’s bridge loans provided to LSC on February 15, 2019, and (c) is being used for working capital purposes by LSC while the potential buyer and LSC negotiate a sale transaction.

Our Managing Trustee reassessed the collectability of the impaired loan based on these new developments as well as updated appraised values of the collateral securing our loan and determined that we may potentially not be able to recover an additional $4,500,000 to $11,783,000 of the outstanding balance due from LSC. As a result, during the three months ended December 31, 2018, we recorded an additional credit loss of $5,400,000, which our Managing Trustee believed was the best estimate within this range considering information that was then currently available. We can provide no assurance that the potential sale of LSC will be completed, or if completed at a purchase price that will satisfy all amounts due from LSC under our loan. Our Managing Trustee will adjust the credit loss reserve in future reporting periods based on new developments.

As of December 31, 2018 and 2017, our net investment in note receivable related to LSC was $8,100,000 and $22,700,692, respectively. During the years ended December 31, 2018 and 2017, we recognized finance income of $2,011,380 and $3,443,558, respectively, of which no amount was recognized on a cash basis.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Asphalt

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

TMA

On July 14, 2014, we, ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), an entity also managed by our Managing Trustee, and Fund Fourteen (collectively, “ICON”), entered into a secured term loan credit facility agreement with TMA to provide a credit facility of up to $29,000,000 (the “ICON Loan”), of which our commitment of $3,625,000 was funded on August 27, 2014 (the “TMA Initial Closing Date”). The facility was used by TMA to acquire and refinance two platform supply vessels. At inception, the loan bore interest at LIBOR, subject to a 1% floor, plus a margin of 17%. Upon the acceptance of both vessels by TMA’s sub-charterer on September 19, 2014, the margin was reduced to 13%. On November 24, 2014, ICON entered into an amended and restated senior secured term loan credit facility agreement with TMA pursuant to which an unaffiliated third party (the “Senior Lender”) agreed to provide a senior secured term loan in the amount of up to $89,000,000 (the “Senior Loan,” and collectively with the ICON Loan, the “TMA Facility”) to acquire two additional vessels. The TMA Facility had a term of five years from the TMA Initial Closing Date. As a result of the amendment, the margin for the ICON Loan increased to 15% and repayment of the ICON Loan became subordinated to the repayment of the Senior Loan. The TMA Facility is secured by, among other things, a first priority security interest in the four vessels and TMA’s right to the collection of hire with respect to earnings from the sub-charterer related to the four vessels. As a condition to the amendment and increased size of the TMA Facility, TMA was required to cause all four platform supply vessels to be under contract by March 31, 2015. Due to TMA’s failure to meet such condition, TMA was in technical default and in payment default while available cash was swept by the Senior Lender and applied to the Senior Loan in accordance with the loan agreement. As a result, the principal balance of the Senior Loan amortized at a faster rate. In January 2016, the remaining two previously unchartered vessels had commenced employment. Our Managing Trustee continued to assess the collectability of the note receivable at each reporting date as TMA’s credit quality slowly deteriorated and the fair market value of the collateral continued to decrease. During the three months ended June 30, 2017, our Managing Trustee believed it was prudent to place the note receivable on non-accrual status. In September 2017, our Managing Trustee met with certain restructuring advisors engaged by TMA to discuss a potential restructuring of the company. In light of these developments and a decrease in the fair market value of the collateral, in which we had a second priority security interest, our Managing Trustee determined to record a credit loss of $1,750,000 during the three months ended September 30, 2017.

On December 26, 2017, ICON, the Senior Lender and TMA entered into a restructuring support and lock-up agreement to commit to a restructuring of TMA’s outstanding debt obligations and to provide additional funding to TMA, subject to execution of definitive agreements. As a result of this restructuring (as further described below), our Managing Trustee assessed the collectability of the note receivable as of December 31, 2017 and recorded an additional credit loss of $865,158 for the three months ended December 31, 2017.

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

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

As of January 5, 2018, of our $1,000,000 additional commitment to TMA, (a) $450,000 represented our 12.5% share of the fair value of the 12.5% equity interest in two affiliates of TMA (see Note 7), which was based on an independent third-party valuation and (b) the remaining $550,000 represented an additional loan to TMA. As a result of this restructuring, during the three months ended March 31, 2018, we wrote off the allowance for credit loss of $2,615,158 related to TMA, of which $1,064,668 was previously reserved against the accrued interest receivable and $1,550,490 was previously reserved against our net investment in notes receivable. In addition, we also wrote off the corresponding $1,064,668 accrued interest receivable. In accordance with the Second Amendment, our restructured loan of $2,500,000 bears interest at a rate of 12% per year and is scheduled to mature on January 5, 2021. The amended TMA Facility is secured by substantially the same collateral that secured the TMA Facility prior to the restructuring.

On June 12, 2018, all of TMA’s obligations to the Senior Lender and all amounts payable under the Senior Loan were satisfied in full. As a result, ICON became the agent and senior lender and has a first priority security interest in the four vessels and TMA’s right to the earnings generated by the vessels. Interest was accrued as PIK interest until the Senior Loan was satisfied in full. Upon satisfaction of the Senior Loan, (i) $131,667 of PIK interest was reclassified to principal; and (ii) the ICON Loan is being amortized at 25% per year and together with interest, is payable quarterly in arrears. On July 5, 2018, we extended the due date of certain payments from TMA for an additional 15 days for a fee of $3,750. Such payments were thereafter timely received from TMA. On October 4, 2018, we extended the due date of the quarterly interest and principal payments from TMA for an additional 20 days for a fee of $5,000. The fee was timely received, but the quarterly interest and principal payments were not received from TMA until November 9, 2018.

As of December 31, 2018 and 2017, our net investment in note receivable related to TMA was $2,437,222 and $1,950,000, respectively. In addition, as of December 31, 2017, we had an accrued interest receivable related to TMA of $1,064,668, which had been fully reserved, resulting in a net carrying value of $0. For the years ended December 31, 2018 and 2017, we recognized finance income of $317,938 and $111,279, respectively, of which no amount was recognized on a cash basis.

CFL

On December 20, 2016, we, Fund Fourteen and Fund Sixteen entered into a secured term loan credit facility agreement with CFL to provide a credit facility of up to $7,400,000, of which our commitment of $5,550,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is scheduled to mature on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel. CFL and Industrial Maritime Carriers (Bermuda), Ltd. (“IMC”), the sub-charterer of the vessel, are in default of their respective obligations under the loan documents and the sub-charter, respectively, due to, among other things (i) CFL frequently incurred shortfalls on its quarterly payments to us under the loan agreement resulting in a past due balance of $423,168 as of December 31, 2018; (ii) CFL’s failure to ensure the payment of, and IMC’s failure to pay, all sub-charter payments related to the vessel directly into a designated earnings account; (iii) CFL’s failure to maintain a minimum liquidity amount in such designated earnings account; and (iv) CFL’s failure to satisfy its financial reporting requirements under the loan agreement. As a result, on October 5, 2018, we advised CFL that we were accelerating the repayment of all amounts payable under the loan and demanded that CFL and/or its guarantors immediately repay such amounts to us. CFL and its guarantors failed to make such payments. On October 22, 2018, we exercised our rights under the loan documents to assume CFL’s obligations under the sub-charter with IMC and appointed our designee to replace CFL as the owner of the vessel solely for purposes of the sub-charter. As a result, all sub-charter payments will be paid directly to us going forward to satisfy amounts payable under the loan. In January 2019, we further exercised our rights under the loan documents and appointed our designee to replace a CFL affiliate to manage the day-to-day technical and operational activities of the vessel. Our Managing Trustee is currently working with IMC to collect all past due amounts under the sub-charter, which will be applied to all past due amounts payable under the loan. In the meantime, IMC has made its February 2019 and partial March 2019 sub-charter payments directly to us. Our Managing Trustee continues to evaluate additional remedies that are available to us in order to enforce our rights under the loan documents and the sub-charter, if necessary.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Credit loss allowance activities for the years ended December 31, 2018 and 2017 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2016	$5,397,913
Provisions	2,615,158
Write-offs, net of recoveries	(5,397,913)
Allowance for credit loss as of December 31, 2017	$2,615,158
Provisions (unaudited)	15,490,776
Write-offs, net of recoveries (unaudited)	(2,615,158)
Allowance for credit loss as of December 31, 2018 (unaudited)	$15,490,776
(4)    Leased Equipment at Cost

Leased equipment at cost consisted of the following:

	December 31,
	2018	2017
	(unaudited)
Geotechnical drilling vessels	$—	$124,573,141
Leased equipment at cost	—	124,573,141
Less: accumulated depreciation	—	13,020,541
Leased equipment at cost, less accumulated depreciation	$—	$111,552,600

Depreciation expense was $4,440,729 and $6,490,081 for the years ended December 31, 2018 and 2017, respectively.

Geotechnical Drilling Vessels
On December 23, 2015, ICON Fugro Holdings, LLC ("ICON Fugro"), a joint venture owned 75% by us, 15% by Fund Fourteen and 10% by Fund Sixteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The aggregate purchase price was funded by the indirect subsidiaries through (i) $16,500,000 in cash; (ii) $91,000,000 in financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”); and (iii) seller’s credits of $22,500,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters could have been terminated by the indirect subsidiaries after year five.

As a result of Fugro obtaining additional third-party financing, effective December 31, 2016, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters to, among other things, increase the daily charter rate and provide for additional security deposits. In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries and the affiliates of Fugro further amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. As part of this amendment, ICON Fugro received a fee of $55,000.

On September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro for net sales proceeds of $27,727,846. As a result, we recorded a loss on sale of $2,193,117 during the year ended December 31, 2018, which is included in loss on sale of subsidiary on our consolidated statements of operations. Through the acquisition of the interests of ICON Fugro, the third-party purchaser acquired ownership of the Fugro Vessels and assumed all outstanding senior debt obligations in the amount of $72,041,666 due to ABN AMRO, Rabobank and NIBC and the seller's credit in the amount of $15,249,948 due to affiliates of Fugro. For the year ended December 31, 2018, pre-tax income of ICON Fugro was $2,466,856, of which the pre-tax income attributable to us was $1,850,412. For the year

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

ended December 31, 2017, pre-tax income of ICON Fugro was $2,561,757, of which the pre-tax income attributable to us was $1,921,318.
(5)    Net Investment in Finance Leases

As of December 31, 2018 and 2017, we no longer owned equipment subject to finance leases in our portfolio.

Marine Vessels

On December 19, 2011, a joint venture owned 60% by us and 40% by Fund Fourteen agreed to purchase an offshore support vessel, the AMC Ambassador (f/k/a the Lewek Ambassador), from Ezram LLC, a wholly-owned subsidiary of Ezra Holdings Limited (“Ezra”). On December 20, 2011, the joint venture funded $9,000,000 of the purchase price through a combination of related party debt (see Note 10) and equity from us and Fund Fourteen, with the remaining portion to be funded upon delivery of the vessel. Simultaneously with the initial funding, the joint venture entered into a bareboat charter with Gallatin Marine Management, LLC (“Gallatin”) for a period of nine years to commence on the delivery date of the vessel. Gallatin’s obligations under the bareboat charter were guaranteed by Ezra. The vessel was delivered on June 4, 2012 and the purchase price was set at $24,869,000. The joint venture financed the remaining purchase price with non-recourse long-term debt totaling $17,500,000.

In May 2016, Gallatin began paying its monthly charter payments late and all charter payments ceased since the payment due in December 2016. In December 2016, Ezra hired a restructuring advisor. In January 2017, our Managing Trustee was informed that, following a deterioration of Ezra’s and its affiliated companies’ financial condition during the fourth quarter of 2016, payments under the bareboat charter could no longer be reasonably expected to be made. On February 6, 2017, EMAS Chiyoda Subsea Limited (“EMAS”), the time charterer of the vessel, filed a petition in Singapore to wind up and liquidate the company. In addition, Ezra could have become subject to a winding up order in Singapore. On February 27, 2017, both Gallatin and EMAS commenced voluntary Chapter 11 proceedings in the Bankruptcy Court in the Southern District of Texas. On March 7, 2017, Gallatin and EMAS filed a motion with the bankruptcy court to reject the bareboat and time charters. On March 18, 2017, Ezra commenced a voluntary Chapter 11 proceeding in the Bankruptcy Court in the Southern District of New York.

Consequently, as of December 31, 2016, our Managing Trustee assessed the collectability of the finance lease based on the estimated fair market value of the vessel provided by an independent third-party appraiser. As a result, we recorded a credit loss of $7,271,958 to write down our net investment in finance lease related to the vessel to $8,000,000. During the three months ended December 31, 2016, we placed the lease on non-accrual status and ceased to recognize finance income. In April 2017, the bankruptcy court approved the motion filed by Gallatin and EMAS to reject the bareboat and time charters with an effective date of March 12, 2017. As a result, the bareboat and time charters were deemed terminated as of such date. Upon such termination, we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 at the net carrying value of $8,000,000, which approximated the then fair market value. During the three months ended June 30, 2017, we repossessed the AMC Ambassador (see Note 6).

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

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

(6)        Vessel

Upon termination of the bareboat and time charters with Gallatin and EMAS, respectively (see Note 5), we reclassified the AMC Ambassador from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017. During the three months ended June 30, 2017, we repossessed the AMC Ambassador. As part of this process, we obtained an updated third-party appraisal for the vessel, which provided an estimated fair value as of June 30, 2017 for the vessel that was below its then net book value. As a result, we recorded an impairment loss of $2,000,000 during the three months ended June 30, 2017. As part of our annual assessment of asset impairment, based on an updated third-party appraisal that we obtained for the AMC Ambassador, our Managing Trustee determined that an impairment existed and as a result, we recorded an additional impairment loss of $1,817,962 during the three months ended December 31, 2017. As of December 31, 2017, the estimated fair market value of the AMC Ambassador was $3,700,000, subsequent to being reclassified to vessel after termination of the lease.

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

Depreciation expense was $154,945 and $482,038 for the years ended December 31, 2018 and 2017, respectively, after the AMC Ambassador was reclassified from net investment in finance leases to vessel on our consolidated balance sheet as of March 31, 2017 upon termination of the bareboat and time charters.

For the years ended December 31, 2018 and 2017, pre-tax income (loss) associated with the vessel was $1,696,092 and $(6,569,751), respectively. For the years ended December 31, 2018 and 2017, pre-tax income (loss) attributable to us associated with the vessel was $1,017,655 and $(3,941,851), respectively.
(7)    Investment in Joint Ventures

JAC

On May 15, 2013, a joint venture owned 40% by us, 39% by ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC), an entity also managed by our Managing Trustee, and 21% by Fund Twelve purchased a portion of a $208,038,290 subordinated credit facility for Jurong Aromatics Corporation Pte. Ltd. (“JAC”) from Standard Chartered Bank for $28,462,500. Our initial contribution to this joint venture was $12,296,208. The subordinated credit facility initially bore interest at rates ranging between 12.5% and 15% per year and was scheduled to mature in January 2021. As a result of JAC’s failure to make an expected payment that was due to the joint venture during the three months ended March 31, 2015, the interest rate payable by JAC under the facility increased from 12.5% to 15.5%. The facility was secured by a second priority security interest in all of JAC’s assets, which included, among other things, all equipment, plant and machinery associated with a condensate splitter and aromatics complex.

During 2015, JAC experienced liquidity constraints as a result of a general economic slow-down in China and India, which led to lower demand from such countries, as well as the price decline of energy and other commodities. As a result, JAC’s manufacturing facility ceased operations and JAC was not able to service interest payments under the facility. After failed efforts (i) by JAC to timely commence a tolling arrangement with its suppliers and (ii) by JAC’s stakeholders to agree on a restructuring plan, JAC entered receivership on September 28, 2015. Commencing with the three months ended June 30, 2015 and on a quarterly basis thereafter, our Managing Trustee reassessed the collectability of the facility and the joint venture recorded an aggregate credit loss of $37,003,202 related to JAC during 2015 and 2016 based on our Managing Trustee's quarterly collectability analyses, of which our share was $15,025,772. During the fourth quarter of 2016, the Receiver formally commenced the process of marketing JAC’s manufacturing facility for sale. As of December 31, 2016, the outstanding balance of the facility due from JAC was fully reserved, resulting in a net investment in note receivable held by the joint venture of $0 and our investment in the joint venture of $0.

On September 12, 2017, our Managing Trustee received a formal notice from the Receiver notifying us that on August 28, 2017, the Receiver concluded a sale of substantially all of the assets of JAC (including the manufacturing facility) to a

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

third party and confirmed that no sales proceeds would be distributed to the subordinated lenders, including the joint venture. As a result, the joint venture wrote off an aggregate credit loss reserve and corresponding balances related to the facility of $37,003,202 during 2017. The joint venture did not recognize any finance income related to JAC for the year ended December 31, 2017.

Mining Equipment

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

LPG Tanker Vessels

On March 21, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two LPG tanker vessels, the EPIC Bali and the EPIC Borneo (f/k/a the SIVA Coral and the SIVA Pearl, respectively) (collectively, the “EPIC Vessels”) from Foreguard Shipping I Global Ships Ltd. (f/k/a Siva Global Ships Limited) (“Foreguard Shipping”) for an aggregate purchase price of $41,600,000. The EPIC Bali and the EPIC Borneo were delivered on March 28, 2014 and April 8, 2014, respectively. The EPIC Vessels were bareboat chartered to an affiliate of Foreguard Shipping for a period of eight years upon the delivery of each respective vessel. The EPIC Vessels were each acquired for approximately $3,550,000 in cash, $12,400,000 of financing through a senior secured loan from DVB Group Merchant Bank (Asia) Ltd. (“DVB Asia”) and $4,750,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,022,225. During the year ended December 31, 2016, an event of default was continuing under the bareboat charters, as well as the loan agreement with DVB Asia, as a result of a change of control of the bareboat charter guarantor, an affiliate of Foreguard Shipping. On December 26, 2017, the indirect subsidiaries amended the bareboat charters with Foreguard Shipping to, among other things, waive the continuing event of default and increase the monthly charter hire payable by Foreguard Shipping for each vessel. In addition, Foreguard Shipping paid an aggregate amendment fee of $1,087,512. On December 26, 2017, the indirect subsidiaries also amended the loan agreement with DVB Asia to, among other things, waive the continuing event of default and provide for an aggregate partial prepayment on the senior secured loan of $1,240,000.

As part of our Managing Trustee’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our investment in this joint venture. As a result of such assessment, our Managing Trustee believed that the loss in value of this investment was other than a temporary decline and as a result, determined to record an impairment loss of $231,000 on our investment in joint venture related to Foreguard Shipping during the year ended December 31, 2017.

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

Offshore Supply Vessel

On June 12, 2014, a joint venture owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen purchased an offshore supply vessel from Pacific Crest Pte. Ltd. (“Pacific Crest”) for $40,000,000. Simultaneously, the vessel was bareboat chartered to Pacific Crest for ten years. The vessel was acquired for approximately $12,000,000 in cash, $26,000,000

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

of financing through a senior secured loan from DVB Asia and $2,000,000 of financing through a subordinated, non-interest-bearing seller’s credit. Our contribution to the joint venture was $1,617,158.

Since July 2017, Pacific Crest failed to make its monthly charter payments and our Managing Trustee was advised in July 2017 that Pacific Crest was engaged in discussions with its lenders regarding a potential restructuring of its outstanding debt obligations. As a result, the joint venture performed an impairment test on the vessel. For the year ended December 31, 2017, the joint venture recorded an aggregate impairment loss of $19,295,230 based on our impairment tests, of which we were only allocated $1,758,641 as our investment in the joint venture was written down to zero.

On April 20, 2018, the joint venture and DVB Asia entered into an agreement (the “DVB Asia Agreement”) under which the parties agreed (i) to cooperate to market and sell the offshore supply vessel, (ii) on the application of any future payments that may be received by the joint venture from Pacific Crest and/or Pacific Radiance Ltd. (“Pacific Radiance”), the guarantor of Pacific Crest’s obligations under the bareboat charter related to the vessel, in settlement of all obligations and liabilities of Pacific Crest and Pacific Radiance under the bareboat charter and the guaranty, respectively, and (iii) on the application of the sale proceeds from any future sale of the vessel. On December 18, 2018, the joint venture and DVB Asia entered into an addendum to the DVB Asia Agreement (the “DVB Asia Addendum”) under which the joint venture agreed to continue providing certain administrative and operational services related to the vessel until the earlier of the sale of the vessel and March 14, 2019. DVB Asia agreed to reimburse the joint venture (a) for such administrative services in an amount not to exceed $16,500, and (b) for all operational and technical management costs related to the vessel.

On May 14, 2018, the joint venture entered into a settlement agreement with Pacific Crest, Pacific Radiance and DVB Asia under which, among other things, (i) the parties agreed to terminate the bareboat charter and the joint venture released Pacific Crest and Pacific Radiance from all obligations and liabilities under the bareboat charter and the guaranty, respectively, in each case upon the joint venture’s receipt of a $1,000,000 payment from Pacific Crest, a portion of which was used to make a partial repayment on the outstanding debt to DVB Asia; (ii) the parties agreed to cooperate to market and sell the offshore supply vessel; and (iii) Pacific Crest released the joint venture from its obligation to repay the seller's credit and Pacific Crest continued to maintain the vessel in its then current condition until December 15, 2018. Effective December 16, 2018, we engaged the existing ship management company for the vessel, with costs to be reimbursed by DVB Asia under the DVB Asia Addendum. On May 18, 2018, the joint venture received the $1,000,000 payment from Pacific Crest, of which (a) the joint venture was allocated $566,667, of which our share was $70,833 and (b) the remaining $433,333, net of any reimbursement from DVB Asia pursuant to the DVB Asia Agreement and the DVB Asia Addendum, was applied toward the repayment of the joint venture’s outstanding non-recourse debt to DVB Asia. As a result, the joint venture recognized $1,000,000 of income as part of this arrangement, of which our share was $125,000.

On May 16, 2018, Pacific Radiance and its subsidiaries (including Pacific Crest) made applications to the Singapore High Court seeking interim protection against legal proceedings and other claims as they seek to restructure their outstanding debt obligations with stakeholders. On June 11, 2018, the Court granted such protection to Pacific Radiance and its subsidiaries (including Pacific Crest) until December 2018, which was further extended to April 18, 2019.

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

As a result of the termination of the bareboat charter, the joint venture reclassified the offshore supply vessel from leased equipment at cost to vessel on its consolidated balance sheet as of June 30, 2018 at the then net carrying value of $5,400,000. During the remainder of 2018, the joint venture continued to work with DVB Asia, Pacific Crest and Pacific Radiance to identify sale opportunities and on December 11, 2018, the joint venture signed a memorandum of agreement to sell the vessel to a third-party purchaser, subject to satisfaction of closing conditions. Based on offers received from potential purchasers through prior negotiations, and the agreed upon purchase price pursuant to the memorandum of agreement, our Managing Trustee performed impairment tests and concluded that the joint venture should record an aggregate

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

impairment loss of $10,611,836 during 2018, of which no loss was allocated to us as our investment in joint venture was previously written down to zero.

Upon the satisfaction of all closing conditions, on March 11, 2019, the joint venture sold the vessel to the third-party purchaser for $2,300,000 in accordance with the memorandum of agreement. No significant gain or loss was recognized as a result of the sale. However, the joint venture recognized a gain on extinguishment of debt of approximately $16,500,000 in March 2019 by using the net sale proceeds to settle the non-recourse debt obligations with DVB Asia related to the vessel, of which we are expected to be allocated $0 as our investment in joint venture was previously written down to zero and our share of such net gain did not exceed our share of net losses previously not recognized.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2018	2017
	(unaudited)
Revenue	$2,501,348	$2,466,746
Net loss	$(9,534,077)	$(19,611,454)
Our share of net loss	$—	$(1,698,951)

TMA

As part of the restructuring of our note receivable with TMA, two joint ventures, each owned 12.5% by us, 75% by Fund Twelve and 12.5% by Fund Fourteen, acquired a 12.5% equity interest in two affiliates of TMA. The joint ventures accounted for such equity interest under the equity method until June 29, 2018, when the joint ventures no longer had influence over the operating and financial policies of these two affiliates of TMA and as a result, commenced accounting for such equity interests under the cost method.
(8)    Non-Recourse Long-Term Debt

As of December 31, 2018, we had no non-recourse long-term debt obligations. As of December 31, 2017, we had the following non-recourse long-term debt:

Counterparty	December 31, 2017	Maturity	Rate
ABN AMRO, Rabobank, NIBC	$75,833,334	2020 *	4.367% **
DVB Bank SE	5,312,500	2019 *	4.997%
	81,145,834
Less: debt issuance costs	1,176,635
Total non-recourse long-term debt	$79,969,199
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

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

was used to settle our non-recourse debt obligations to DVB SE. As a result, we recognized a gain on extinguishment of debt of $4,764,270 after amortizing the remaining deferred financing costs.

We, through two indirect subsidiaries, partly financed the acquisition of the Fugro Vessels by entering into a non-recourse facility agreement with ABN AMRO, Rabobank and NIBC in the aggregate amount of $91,000,000. The senior secured loans bore interest at LIBOR plus 2.95% per year and were scheduled to mature on December 31, 2020. On February 8, 2016, the indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Effective December 31, 2016, as part of amending the bareboat charters with the affiliates of Fugro (see Note 4), the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters. As a result, the interest rate on the senior secured loans were amended to LIBOR plus 3.2% at December 31, 2016, without accounting for the impact of the interest rate swaps.
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

As of December 31, 2017, we had capitalized net debt financing costs related to our non-recourse long-term debt of $1,176,635. For the years ended December 31, 2018 and 2017, we recognized interest expense of $345,329 and $501,437, respectively, related to the amortization of debt financing costs associated with our non-recourse long-term debt.
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

For the year ended December 31, 2017, we recognized additional interest expense of $9,134 related to the amortization of debt financing costs associated with our Facility.
(10)    Transactions with Related Parties
We entered into agreements with our Managing Trustee and CION Securities whereby we paid or pay certain fees and reimbursements to these parties. CION Securities was entitled to receive a 3.0% dealer-manager fee from the gross proceeds from sales of our Interests.

We paid our Managing Trustee (i) a management fee of up to 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees, through the end of our operating period, of up to 2.50% of the total purchase price (including indebtedness incurred or assumed therewith) of, or the value of the Capital Assets secured by or subject to, each of our investments. Effective July 1, 2016, our Managing Trustee reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from our investments). Effective December 1, 2017, our Managing Trustee waived all future management fees.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

In addition, we reimbursed our Managing Trustee and its affiliates for organizational and offering expenses incurred in connection with our organization and offering. The reimbursement of these expenses was capped at the lesser of 1.44% of the gross offering proceeds and the actual costs and expenses incurred by our Managing Trustee and its affiliates. Our Managing Trustee also has a 1% interest in our profits, losses, distributions and liquidation proceeds.

In addition, our Managing Trustee and its affiliates are reimbursed for administrative expenses incurred in connection with our operations. Administrative expense reimbursements are costs incurred by our Managing Trustee or its affiliates that are necessary to our operations. These costs include our Managing Trustee’s and its affiliates’ legal, accounting, investor relations and operations personnel costs, as well as professional fees and other costs that are charged to us based upon the percentage of time such personnel dedicate to us. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in our Managing Trustee.

We paid distributions to our Managing Trustee of $252,099 and $425,100 for the years ended December 31, 2018 and 2017, respectively. Our Managing Trustee’s interest in our net loss was $141,267 and $36,412 for the years ended December 31, 2018 and 2017, respectively.

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2018	2017
			(unaudited)
ICON Capital, LLC	Managing Trustee	Management fees (1)	$—	$269,650
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	863,567	1,423,008
Fund Fourteen	Noncontrolling interest	Interest expense (1)	200,930	405,192
			$1,064,497	$2,097,850
(1)  Amount charged directly to operations.

At December 31, 2018, we had a net payable of $283,360 due to our Managing Trustee and affiliates that primarily consisted of administrative expense reimbursements due to our Managing Trustee.

At December 31, 2017, we had a net payable of $3,385,928 due to our Managing Trustee and affiliates that primarily consisted of a note payable of $3,320,770 and accrued interest of $29,974 due to Fund Fourteen related to its 40% noncontrolling interest in a joint venture that owned the AMC Ambassador, and administrative expense reimbursements of $50,267 due to our Managing Trustee. We and Fund Fourteen partially funded such joint venture through notes receivable due from the joint venture. The notes bore interest at 15.5% per year and were scheduled to mature on June 4, 2019. As a result of the sale of the AMC Ambassador by our joint venture in 2018 (see Notes 5 and 6), the balance of the note payable and related accrued interest due to Fund Fourteen were simultaneously converted to investment by noncontrolling interests.

In June 2016, we sold our interests in certain of our subsidiaries and a joint venture to unaffiliated third parties. In connection with the sales, the third parties required that an affiliate of our Managing Trustee provide bookkeeping and administrative services related to such assets for a fee. Our servicing agreement related to such assets was terminated on September 7, 2018.
(11)    Derivative Financial Instruments
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

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

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

Non-designated Derivatives
On February 8, 2016, we entered into two interest rate swaps with ABN AMRO that were not designated and did not qualify as cash flow hedges. These interest rate swaps were not speculative and were used to meet our objectives in using interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. All changes in the fair value of the interest rate swaps not designated as hedges were recorded directly in earnings, which was included in gain on derivative financial instruments on our consolidated statements of operations. On September 7, 2018, as part of the sale of 100% of the limited liability company interests of ICON Fugro, the unaffiliated third-party purchaser assumed the two interest rate swaps. As a result, as of September 30, 2018, we no longer held any derivative financial instruments.

The table below presents the fair value of our derivative financial instruments as well as their classification within our consolidated balance sheets as of December 31, 2017.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

	Asset Derivatives
		December 31, 2017
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative financial instruments	$1,808,206

Our derivative financial instruments not designated as hedging instruments generated a gain on derivative financial instruments on our consolidated statements of operations for the years ended December 31, 2018 and 2017 of $974,692 and $244,057, respectively.
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

Financial Assets Measured on a Recurring Basis
Financial assets were classified in their entirety based on the lowest level of input that was significant to the fair value measurement. Our Managing Trustee’s assessment, on our behalf, of the significance of a particular input to the fair value measurement required judgment and might have affected the valuation of the assets being measured and their placement within the fair value hierarchy.

The following table summarizes the valuation of our financial assets measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,808,206	$—	$1,808,206

Our interest rate swaps were valued using models based on readily observable market parameters for all substantial terms of such derivative financial instruments and were classified within Level 2. In accordance with U.S. GAAP, we used market prices and pricing models for fair value measurements of our derivative financial instruments.

Interest Rate Swaps
We utilized a model that incorporated common market pricing methods as well as underlying characteristics of the particular swap contract. Interest rate swaps were modeled by incorporating such inputs as the term to maturity, LIBOR swap curves, Overnight Index Swap curves and the payment rate on the fixed portion of the interest rate swap. Such inputs were classified within Level 2. Thereafter, we compared third party quotations received to our own estimate of fair value to evaluate for reasonableness. The fair value of the interest rate swaps was recorded in derivative financial instruments within our consolidated balance sheets.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

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

The following tables summarize the valuation of our material non-financial assets measured at fair value on a nonrecurring basis, which is presented as of the date the impairment or credit loss was recorded, while the carrying value of the assets is presented as of December 31, 2017:

	Carrying Value at	Fair Value at Impairment Date				Impairment Loss
	December 31, 2017 (1)	Level 1	Level 2	Level 3		For the Year Ended December 31, 2017
Vessel	$3,700,000	$—	$—	$3,700,000	(2)	$3,817,962

(1) Upon termination of the bareboat and time charters with Gallatin and EMAS, respectively, we reclassified the AMC Ambassador from net investment in finance lease to vessel on our consolidated balance sheet as of March 31, 2017.
(2) There were nonrecurring fair value measurements in relation to the impairment losses recorded as of June 30, 2017 and December 31, 2017 related to the AMC Ambassador. As of June 30, 2017 and December 31, 2017, the fair value was $6,000,000 and $3,700,000, respectively.

The estimated fair values of the AMC Ambassador as of December 31, 2017 and June 30, 2017 were provided by an independent third-party appraiser using a market approach. The estimated fair values were based on inputs that are generally unobservable and are supported by little or no market data and were classified within Level 3 (see Note 6).

Assets for which Fair Value is Disclosed

Our fixed-rate notes receivable, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets. Fair value information with respect to certain of our other assets and liabilities is not separately provided since the carrying value of financial assets and liabilities approximates fair value due to their short-term maturities and/or variable interest rates.
The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables.

	December 31, 2018
	(unaudited)
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$7,304,722	$7,043,173

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

(13)    Income Taxes
We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual beneficial owners rather than our business as a whole. However, the Taiwan branch of our direct wholly-owned subsidiary, ICON Taiwan Semiconductor, LLC (the "Inotera Taiwan Branch"), was taxed as a corporation under the laws of Taiwan, Republic of China. The Taiwan corporate income tax rate was 18.0% and 17.0% for 2018 and 2017, respectively. We sold our revenue-generating asset owned by the Inotera Taiwan Branch in 2016 and we liquidated and dissolved the Inotera Taiwan Branch in 2018. As a result, no future income tax expense or benefit is expected. Under the laws of Taiwan, Republic of China, the Inotera Taiwan Branch is subject to income tax examination for the 2014 tax year and subsequent tax years. We have not identified any material uncertain tax positions related to the Inotera Taiwan Branch as of December 31, 2018. For the year ended December 31, 2017, the provision for current income taxes related to the Inotera Taiwan Branch was $507,214.

The components of loss before income taxes were:

	Years Ended December 31,
	2018	2017
	(unaudited)
Non-taxable (1)	$(12,770,097)	$(5,044,068)
Taxable (1)	(987)	(9,886)
Loss before income taxes	$(12,771,084)	$(5,053,954)
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

Deferred tax assets were comprised of the following:

	Years Ended December 31,
	2018	2017
	(unaudited)
Deferred tax assets:
Net operating loss carryforwards	$882,120	$1,239,015
Unused credit loss deductions	177,734	155,541
Valuation allowance	(1,059,854)	(1,394,556)
Total net deferred tax assets	$—	$—
As of December 31, 2018, the net operating losses (i) generated during 2018 from UBT are limited to offset only 80% of taxable income each year with indefinite carryforward periods and (ii) generated before 2018 from UBT are permitted to carry forward for 20 years and are due to expire at various dates, but no later than 2038. The unused net operating losses generated before 2018 are not subject to the 80% limit of taxable income.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

In February 2019, we reached a settlement with the City of New York Department of Finance related to its UBT audit for the 2013 tax year. The tax years that remain open for examination include from 2014 to 2017. We have provided for such UBT taxes related to the years open for examination, including amounts covering interest and penalties, where applicable. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
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

At times, our cash and cash equivalents may exceed insured limits. We have placed these funds in a high-quality institution in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2018, we had one lessee and one borrower that accounted for 93.3% of our rental and finance income. For the year ended December 31, 2017, we had one lessee and one borrower that accounted for 91.9% of our rental and finance income. No other lessees or borrowers accounted for more than 10.0% of our rental and finance income.

As of December 31, 2018, we had two borrowers that accounted for 48.9% of total assets. As of December 31, 2017, we had one lessee and one borrower that accounted for 78.7% of total assets.

As of December 31, 2017, we had one lender that accounted for 72.5% of total liabilities.
(15) Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2018
	(unaudited)
	North America	Vessels (a)	Asia	Total
Revenue:
Finance income	$2,011,380	$852,484	$—	$2,863,864
Rental income	$—	$9,945,831	$—	$9,945,831
Income (loss) from investment in joint ventures	$356	$(59,808)	$118	$(59,334)

	At December 31, 2018
	(unaudited)
	North America	Vessels (a)	Asia	Total
Long-lived assets:
Net investment in notes receivable	$8,100,000	$7,259,375	$—	$15,359,375
Investment in joint ventures	$—	$412,649	$—	$412,649
(a) Vessels are generally free to trade worldwide.

ICON ECI Fund Fifteen Liquidating Trust
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

	Year Ended December 31, 2017
	North America	Vessels (a)	Asia	Total
Revenue:
Finance income	$3,661,744	$1,327,420	$—	$4,989,164
Rental income	$—	$13,994,174	$—	$13,994,174
Income (loss) from investment in joint ventures	$143,073	$(1,539,916)	$(7,905)	$(1,404,748)

	At December 31, 2017
	North America	Vessels (a)	Asia	Total
Long-lived assets:
Vessel	$—	$3,700,000	$—	$3,700,000
Net investment in notes receivable	$22,700,692	$7,070,079	$—	$29,770,771
Leased equipment at cost, net	$—	$111,552,600	$—	$111,552,600
Investment in joint ventures	$5,967	$1,400,070	$—	$1,406,037
(a) Vessels are generally free to trade worldwide.

(16)   Commitments and Contingencies
At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Managing Trustee believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. In addition, at times we may seek to enforce our rights under a personal guaranty in order to collect amounts from the guarantor that are owed to us by a defaulting borrower or lessee. Gain contingencies may arise from enforcement of such guaranty, but are not recognized until realizable.

(17)     Income Tax Reconciliation (unaudited)

At December 31, 2018 and 2017, the beneficial owners’ equity included in the consolidated financial statements totaled $25,719,836 and $65,056,418, respectively. Our beneficial owners’ equity for federal income tax purposes at December 31, 2018 and 2017 totaled $50,615,370 and $71,914,484, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in the additional beneficial owners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in credit loss, depreciation and amortization, state income tax, taxable income or loss attributable to noncontrolling interests, taxable income or loss from joint ventures and gain or loss on sale of investment in joint ventures between financial reporting purposes and federal income tax purposes.

The following table reconciles net loss attributable to us for financial statement reporting purposes to net income (loss) attributable to us for federal income tax purposes for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Net loss attributable to Fund Fifteen Liquidating Trust per consolidated financial statements	$(14,126,720)	$(3,641,221)
Depreciation and amortization	—	(4,023)
Taxable loss from joint ventures	(510,803)	(17,395,762)
Taxable gain on sale of investment in joint venture	4,089,122	—
State income tax	290,203	110,327
Credit loss	12,875,619	(4,511,756)
Taxable income (loss) attributable to noncontrolling interests	1,296,748	(5,388,121)
Other	(3,274)	3,283,820
Net income (loss) attributable to Fund Fifteen Liquidating Trust for federal income tax purposes	$3,910,895	$(27,546,736)

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2018, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

In designing and evaluating our Managing Trustee’s disclosure controls and procedures, our Managing Trustee recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our Managing Trustee’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Managing Trustee’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting
Our Managing Trustee is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting
There were no changes in our Managing Trustee’s internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON ECI Fund Fifteen Liquidating Trust
(Registrant)

By: ICON Capital, LLC
(Managing Trustee of the Registrant)

March 26, 2019

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

ICON ECI Fund Fifteen Liquidating Trust
(Registrant)

By: ICON Capital, LLC
(Managing Trustee of the Registrant)

March 26, 2019

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Managing Director (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to beneficial owners.